Form 10-Q
period 1996-12-31
BAY NETWORKS INC
filed 1997-02-12
CIK 876516

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(MARK ONE)
      (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                       OR
      ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-19366

                         ------------------------------


                               BAY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   04-2916246
                --------                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)


                           4401 GREAT AMERICA PARKWAY
                          SANTA CLARA, CALIFORNIA 95054
                    (Address of principal executive offices)
                            TELEPHONE: (408) 988-2400
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X   No
                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   197,271,497 shares of Common Stock, $.01 par value, as of December 31, 1996

This report on Form 10-Q, including all exhibits, contains 20 pages. The exhibit index is located on page 18 of this report.

================================================================================

                               BAY NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 1996


                                      INDEX

                                                                                  PAGE
                                                                                  ----

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -- December 31, 1996
                     and June 30, 1996                                              3

                  Condensed Consolidated Statements of Operations - Three Months
                     and Six Months Ended December 31, 1996 and 1995                4

                  Condensed Consolidated Statements of Cash Flows -- Six Months
                     Ended December 31, 1996 and 1995                               5

                  Notes to Condensed Consolidated Financial Statements            6-8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  8-14


PART II    OTHER INFORMATION

Item 2.    Changes in Securities                                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                      15

Item 6.    Exhibits and Reports on Form 8-K                                         16

           Signature                                                                17

           Exhibit Index                                                            18

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               BAY NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            DECEMBER 31,      JUNE 30,
                                                               1996             1996
                                                             ----------      ----------
                                                             (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $  334,816      $  315,064
     Short-term investments                                     130,839         119,093
     Accounts receivable, net of allowance for doubtful
        accounts of $9,030 at December 31, 1996 and
        $9,683 at June 30, 1996                                 255,393         320,892
     Inventories                                                177,941         239,725
     Deferred income taxes                                       92,103          74,320
     Other current assets                                        71,879          48,615
                                                             ----------      ----------
          Total current assets                                1,062,971       1,117,709
Investments                                                     153,901         154,064
Property and equipment, net                                     248,004         211,674
Other assets                                                     87,686          23,088
                                                             ----------      ----------
                                                             $1,552,562      $1,506,535
                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $  126,879      $  116,894
     Accrued expenses                                           142,718         133,352
     Accrued income taxes                                           -             4,818
     Deferred revenue                                            53,203          46,629
                                                             ----------      ----------
          Total current liabilities                             322,800         301,693
Long-term debt                                                  110,055         110,147
Stockholders' equity                                          1,119,707       1,094,695
                                                             ----------      ----------
                                                             $1,552,562      $1,506,535
                                                             ==========      ==========







   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                           DECEMBER 31,                  DECEMBER 31,
                                  ---------------------------    ---------------------------
                                      1996            1995           1996           1995
                                  -----------     -----------    -----------     -----------
                                           (unaudited)                   (unaudited)
Revenue                           $   514,537     $   541,601    $ 1,037,191     $   999,374
Cost of sales                         284,876         248,213        534,791         454,423
                                  -----------     -----------    -----------     -----------
Gross profit                          229,661         293,388        502,400         544,951
                                  -----------     -----------    -----------     -----------
Operating expenses:
  Research and development             68,569          54,643        123,523         103,459
  Selling and marketing               151,515         112,756        279,730         205,740
  General and administrative           26,430          18,591         46,005          35,984
  Merger related expenses                --            16,175           --            16,175
  In-process research and
    development                       165,538            --          208,186            --
                                  -----------     -----------    -----------     -----------

     Total operating expenses         412,052         202,165        657,444         361,358
                                  -----------     -----------    -----------     -----------
Income (loss) from operations        (182,391)         91,223       (155,044)        183,593
Net interest income and other           5,284           8,047         11,309          16,447
                                  -----------     -----------    -----------     -----------
Income (loss) before provision
 (benefit) for income taxes          (177,107)         99,270       (143,735)        200,040
Provision (benefit) for
 income taxes                          (4,223)         40,444         23,524          78,046
                                  -----------     -----------    -----------     -----------
Net income (loss)                 $  (172,884)    $    58,826    $  (167,259)    $   121,994
                                  ===========     ===========    ===========     ===========
Net income (loss) per share       $     (0.90)    $      0.29    $     (0.88)    $      0.61
                                  ===========     ===========    ===========     ===========
Weighted average common
 shares and equivalents               192,119         200,052        190,194         198,428
                                  ===========     ===========    ===========     ===========










   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                    1996         1995
                                                                 ---------     ---------
                                                                       (unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
     Net income (loss)                                           $(167,259)    $ 121,994
     Adjustments to reconcile net income (loss) to cash flows
        provided by operating activities:
          Depreciation and amortization                             55,556        33,411
          In-process research and development                      208,186          --
          Benefit from deferred income taxes                       (15,306)       (4,730)
          Changes in operating assets and liabilities:
            Accounts receivable                                     70,479      (108,143)
            Inventories                                             66,485      (116,431)
            Other current assets                                   (22,985)      (10,806)
            Accounts payable                                         5,162        78,502
            Accrued expenses                                         4,913        32,165
            Accrued income taxes                                       894        18,218
            Deferred revenue                                         6,021         1,325
                                                                 ---------     ---------
          Cash flows provided by operating activities              212,146        45,505
                                                                 ---------     ---------

Cash flows from investing activities:
     Expenditures for property and equipment                       (90,987)      (68,282)
     Purchases of investments                                      (94,544)     (251,982)
     Proceeds from maturities of investments                        69,371       258,900
     Proceeds from sales of investments                             13,590        24,020
     Payments for acquisition of LANcity Corporation,
        net of cash acquired                                       (58,821)         --
     Payments for acquisition of Penril DSP                         (6,549)         --
     Payments for acquisition of NetICs, Inc.,
        net of cash acquired                                       (37,087)         --
     Other assets                                                    9,937         1,177
                                                                 ---------     ---------
          Cash flows used in investing activities                 (195,090)      (36,167)
                                                                 ---------     ---------

Cash flows from financing activities:
     Payments of short-term borrowings related to the
        acquisition of Penril DSP                                   (4,165)         --
     Payments of long-term debt                                        (92)         (218)
     Issuance of common stock, net                                   6,953        24,480
                                                                 ---------     ---------
          Cash flows provided by financing activities                2,696        24,262
                                                                 ---------     ---------

Net increase in cash and cash equivalents                           19,752        33,600
Cash and cash equivalents, beginning of period                     315,064       283,913
                                                                 ---------     ---------
Cash and cash equivalents, end of period                         $ 334,816     $ 317,513
                                                                 =========     =========




   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

    Bay Networks, Inc. (the "Company" or "Bay Networks") operates in one industry segment and develops, manufactures, markets and supports a comprehensive line of data networking products and services, including high-speed routers, switches, intelligent hubs, remote and Internet access solutions and sophisticated management software providing network design and configuration solutions. These products enable end users to build or enhance their data network systems, including all levels from small local area networks to large enterprise-wide information infrastructures.

    The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for the in-process research and development charges incurred during the three and six month periods ended December 31, 1996 and the merger related expenses incurred during the three and six month periods ended December 31, 1995, which the Company believes are infrequent in nature. The results of operations for the interim periods presented are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended June 30, 1996 included in the Company's 1996 Annual Report on Form 10-K.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.     CONSOLIDATED BALANCE SHEET INFORMATION

         Inventories. Inventories, stated at the lower of cost (first-in, first-out) or market, consist of (in thousands):


                              DECEMBER 31, 1996    JUNE 30, 1996
                              -----------------    -------------
                                 (unaudited)
     Raw materials                 $ 53,065          $ 98,342
     Work-in-process                 40,885            54,468
     Finished goods                  83,991            86,915
                                   --------          --------
        Total inventories          $177,941          $239,725
                                   ========          ========

    Property and Equipment. Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term or the economic useful life, whichever is shorter. (in thousands)

                                                    DECEMBER 31, 1996     JUNE 30, 1996
                                                    -----------------     -------------
                                                       (unaudited)
     Machinery and equipment                            $ 372,720           $ 309,473
     Furniture and fixtures                                45,942              36,685
     Leasehold improvements                                73,805              55,327
                                                        ---------           ---------
        Total property and equipment                      492,467             401,485
     Accumulated depreciation and amortization           (244,463)           (189,811)
                                                        ---------           ---------
        Total property and equipment, net               $ 248,004           $ 211,674
                                                        =========           =========

3.     BUSINESS COMBINATIONS

    During the six months ended December 31, 1996, the Company acquired three businesses described below, each of which has been accounted for as a purchase. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial position, results of operations, and cash flows.

    On December 17, 1996, the Company acquired NetICs, Inc. ("NetICs"), a privately held company developing high-performance, autosensing Fast Ethernet switches. The Company exchanged 2,193,709 shares of the Company's common stock and $36.4 million in cash for all of the outstanding shares of capital stock of NetICs as of the date of acquisition. Under the terms of the agreement, the Company may pay an additional $8 million for commitment targets achieved by NetICs prior to December 1997. The total purchase price of $88.6 million was allocated to the acquired assets and liabilities based on their estimated fair market values as of the date of acquisition. This included $6.7 million for a covenant-not-to-compete and other intangible assets, which are being amortized on a straight-line basis over a five year period. Approximately $80.9 million was allocated to in-process research and development and charged to operations.

    On November 18, 1996, the Company acquired the Digital Signal Processing
(DSP) modem business of Penril DataComm Networks, Inc. (Penril), a provider of advanced DSP-based modems and remote access products. The Company exchanged 5,377,028 shares of the Company's common stock for all of the shares of Penril's common stock at the date of acquisition. Immediately prior to the closing of this transaction, the remaining non-DSP modem businesses of Penril were spun off to Penril stockholders under the corporate name Access Beyond, Inc. The total purchase price of $136.4 million was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition. This included $47.0 million to goodwill and $4.0 million to other intangible assets, which are being amortized on a straight-line basis over a five year period. Approximately $84.6 million was allocated to in-process research and development and charged to operations.

    On September 24, 1996, the Company acquired all of the outstanding shares of LANcity Corporation, a provider of advanced cable modem technology. The total cash purchase price of $59.5 million was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition. This included $8.3 million to developed technology and $5.6 million to other intangible assets, which are being amortized on a straight-line basis over a five year period. Approximately $42.6 million was allocated to in-process research and development and charged to operations.


4.     INCOME TAXES

    The Company's provision for income taxes for the three month and six month periods ended December 31, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1997 and includes the effect of the in-process research and development charges recorded in the same periods. The Company's effective tax rate for the three month and six month periods ended December 31, 1996 was 36.5%, exclusive of the in-process research and development charges. The Company's accrued income taxes were reduced by a tax benefit from employee stock option transactions of $2.1 million and $5.7 million for the three month and six month periods ended December 31, 1996 which were credited directly to stockholders' equity.

5.     PER SHARE DATA

    Primary earnings per share were computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period using the treasury stock method.

    For the periods in which the Company had a net loss, the net loss per share data was computed using only the weighted average number of shares outstanding during the period.

6.     EQUITY

    During the second quarter of fiscal 1997, the Board of Directors approved a one for one exchange of eligible stock options granted on or after January 1, 1995, under the Bay Networks 1994 Stock Option Plan for replacement stock options. The new grant will have the same number of shares as the number of shares unexercised in the grant being exchanged. These new stock options were granted on October 28, 1996 at $19.50, the stock's fair market value as of the previous business day. The exchange of stock options may have a negative impact on the Company's earnings per share in future periods. Since the replacement stock option represents a new stock option grant, the grants vest on a new vesting schedule, whether or not shares were previously vested under the original grant. The grants being exchanged vested as follows: one-fourth vested one year after the grant date (or the hire date in the case of new hire grants) and 1/48th per month for the next 36 months. Those options exchanged will vest at the rate of 12/54th one year after the commencement of the original option being exchanged and the balance at the rate of 1/54th per month over the next 42 months.

7.     SIGNIFICANT CUSTOMERS

    No one reseller accounted for more than 10% of the Company's revenue in the three month or six month periods ended December 31, 1996. One reseller accounted for 16.1% ($87.4 million) and 15.1% ($151.4 million) in the three month and six month periods ended December 31, 1995, respectively.

8.     ACCOUNTING PRONOUNCEMENTS

    During June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125 (SFAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Company will adopt SFAS 125 in the third quarter of fiscal year 1997 and, based on current circumstances, such standard is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK FACTORS

    The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein, as well as the section under the heading "Risk Factors That May Affect Future Results." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the data networking industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

    The matters discussed herein, may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in such sections and in the section entitled "Risk Factors That May Affect Future Results," as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in any forward-looking statements.

    Bay Networks' President and Chief Executive Officer, Andrew K. Ludwick, resigned effective October 14, 1996, but continues as a Director of the Company. Paul Severino, Bay Network's Chairman, assumed the position of acting CEO and President, pending the completion of a search for a permanent successor. On October 30, 1996, the Company announced that David L. House had been named Chairman, President and Chief Executive Officer of Bay Networks, Inc. Mr. Severino relinquished his duties as Chairman, acting CEO and President but continues as a Director of the Company. On November 7, 1996, the Company announced that David A. Shrigley had been named Executive Vice President for Sales, Service and Marketing. During December 1996, Bay Networks' Executive Vice President and

Chief Financial Officer, William J. Ruehle, declared his intention to resign effective on the appointment of a successor. On January 8, 1997, the Company announced that David J. Rynne would assume responsibilities as Executive Vice President and Chief Financial Officer.

RESULTS OF OPERATIONS

    Revenue. Revenue was $514.5 million for the three month period ended December 31, 1996 as compared to $541.6 million for the three month period ended December 31, 1995, a decrease of 5.0%. For the six month periods ended December 31, 1996 and 1995, revenue was $1,037.2 million and $999.4 million, respectively, an increase of 3.8%. The decline in the second quarter of fiscal 1997 was caused by pricing actions taken by the Company which exerted downward pressures on revenue levels. Revenue for the second quarter of fiscal 1997 decreased $8.1 million compared to revenue of $522.7 million in the first quarter of fiscal 1997. Sales were generally down in all principal product lines from the first quarter of fiscal 1997 to the second quarter of fiscal 1997. However, the Company experienced an overall increase in its switching nodes shipped in the second quarter of fiscal 1997.

    International revenue decreased 4.1% to $185.9 million for the three month period ended December 31, 1996, as compared to $193.9 million for the comparable period of the prior year. International revenue represented approximately 36.1% and 35.8% of total revenue for the three month periods ended December 31, 1996 and 1995, respectively. For the six month period ended December 31, 1996, international revenue increased 5.5% to $360.5 million, as compared to $341.8 million for the comparable period of the prior year. International revenue represented approximately 34.8% and 34.2% of total revenue for the six month periods ended December 31, 1996 and 1995, respectively. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. Such effects of foreign exchange rate fluctuations may adversely impact the Company's operating results in future periods. Revenue in past periods may not be indicative of future revenue, which may be affected by other factors discussed elsewhere herein, as well as other business environment and risk factors.

    Gross Profit. Gross profit decreased by $63.7 million or 21.7% to $229.7 million or 44.6% of revenue for the three month period ended December 31, 1996, from $293.4 million or 54.2% for the comparable period of the prior year. For the six month period ended December 31, 1996, gross profit decreased by $42.6 million or 7.8% to $502.4 million or 48.4% of revenue from $545.0 million or 54.5% of revenue for the comparable period of the prior year. The gross profit decline was a result of competitive price reductions and product mix shift towards lower margin products, including non- modular products. In addition, the Company charged to operations $20.5 million of inventory in connection with the consolidation of some of its product lines. This charge was a part of the Company's effort to more closely align its operations with its core business going forward. Gross profit may continue to decline if the Company's product mix continues to shift towards non-modular products, desktop switching and lower margin router products and the Company continues to take competitive pricing actions. Other factors, including changes in material and labor costs, may also have an adverse effect on gross profit in the future.

    Operating Expenses. Research and development expenses for the three month period ended December 31, 1996 increased 25.5% to $68.6 million from $54.6 million for the comparable period of the prior year. As a percentage of revenue, research and development expenses were 13.3% in the second quarter of fiscal 1997 and 10.1% in the comparable period of the prior year. Research and development expenses for the six month period ended December 31, 1996 increased 19.4% to $123.5 million from $103.5 million for the comparable period of the prior year. As a percentage of revenue, research and development expenses were 11.9% in the first half of fiscal 1997 compared to 10.4% in the comparable period of the prior year. The increase relates to the development of new products, the enhancement of current product offerings, the addition of personnel through hiring and acquisitions and the Company's annual salary review of its personnel. In addition, the Company incurred expenses to align its acquired businesses' accounting practices/policies to the Company's accounting practices/policies. The Company plans to continue its commitment to research and development through internal development and, given that the industry's technology environment is rapidly changing, through acquisitions of technology which may bring products to the market more quickly. The Company continues to focus on providing end-to-end networking solutions to customers of all sizes, ranging from small and home offices to large enterprises, Internet service providers and telephone companies. There can be no assurance that research and development efforts or acquisitions of technology will result in commercially successful new technology and products in the future, or that such technology and products will be introduced in time to meet market requirements. The Company's research and development efforts may be adversely affected by other factors noted elsewhere herein. Research and development expenses may vary in absolute dollars and as a percentage of revenue in future periods.

    Selling and marketing expenses for the three month period ended December 31, 1996 increased 34.4% to $151.5 million, from $112.8 million in the comparable period of the prior year. As a percentage of revenue, selling and marketing expenses increased to 29.4% for the three month period ended December 31, 1996, from 20.8% in the comparable period of the prior year. For the six month period ended December 31, 1996, selling and marketing expenses increased 36.0% to $279.7 million, from $205.7 million in the comparable period of the prior year. As a percentage of revenue, selling and marketing expenses increased to 27.0% for the current year to date compared to 20.6% in the comparable period of the prior year. The increase in selling and marketing expenses was related to, among other things: the costs associated with an increased sales and customer support staff and related commissions; certain expansion of its domestic and international sales presence; and investments related to marketing programs associated with new product introductions primarily internationally. Furthermore, the Company incurred expenses related to a reduction in certain excess office space in connection with the Company's effort to more closely align its operations with its core business going forward. The Company's investment in its sales, marketing and customer support staff may vary as a percentage of revenue in the future.

    General and administrative expenses for the three month period ended December 31, 1996 increased 42.2% to $26.4 million from $18.6 million in the comparable period of the prior year. As a percentage of revenue, general and administrative expenses increased to 5.1% for the three month period ended December 31, 1996, from 3.4% in the comparable period of the prior year. General and administrative expenses for the six month period ended December 31, 1996 increased 27.8% to $46.0 million from $36.0 million in the comparable period of the prior year. As a percentage of revenue, general and administrative expenses increased to 4.4% for the current year to date compared to 3.6% in the comparable period of the prior year. The increase in general and administrative expenses related to the executive management changes, expenses incurred to align acquired businesses' accounting practices/policies to the Company's accounting practices/policies, information technology needed to support the infrastructure required to carry out the Company's global business strategy, expenditures related to both domestic and international facilities and the Company's annual salary review of personnel. General and administrative expenses may vary as a percentage of revenue in the future.

    Current year to date, the Company has acquired three businesses for a total purchase price of $284.5 million. Of the aggregate purchase price, $208.2 million was allocated to in-process research and development related to internetworking technologies and charged to operations.

    Net Interest Income and Other. Net interest income and other decreased 34.3%, to $5.3 million for the three month period ended December 31, 1996, compared to $8.0 million for the comparable period of the prior year and decreased as a percentage of revenue to 1.0% in the second quarter of fiscal 1997 from 1.5% in the second quarter of fiscal 1996. Current year to date, net interest income and other decreased 31.2%, to $11.3 million compared to $16.4 million for the comparable period of the prior year and decreased as a percentage of revenue to 1.1% in the first half of fiscal 1997 from 1.6% in the first half of fiscal 1996. The decrease in interest income was due to lower average invested cash and investment balances which yielded lower interest income in the respective periods, compared to the prior year periods.

    Income Taxes. The Company's effective income tax rate for the three month and six month periods ended December 31, 1996 was 36.5% compared to 37.5% and 37.4% for the comparable periods in the prior year, respectively, excluding the effect of the in-process research and development charge and merger related expenses which are not deductible for income tax purposes. The decrease in the effective income tax rate was primarily related to a decrease in the state income taxes. The Company does not anticipate any material change to the effective tax rate for the remainder of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Cash generated from operating activities increased to $212.1 million for the three month period ended December 31, 1996, compared to $45.5 million for the comparable period of the prior year. Cash provided from operations increased from the prior period primarily due to decreases in accounts receivable and inventory, which were offset by a decrease in income before depreciation and amortization and in-process research and development. The decrease in accounts receivable in the six month period ended December 31, 1996, was due to focus on collections efforts and timing of shipments during the period. Days sales outstanding in receivables were 45 days at December 31, 1996, compared to 54 days at June 30, 1996. Days sales outstanding may continue to vary, due to, among other things, timing of product shipments and increased international sales. The decrease in inventory resulted from a reduction in manufacturing lead times and the consolidation of certain product lines.

  Cash used in investing activities was $195.1 million in the first half of fiscal 1997, compared to $36.2 million in the first half of fiscal 1996. The consumption of cash in the current year to date was primarily due to increases in property and equipment needed for expansion of domestic and international facilities and improvements to the Company's information technology systems. The Company continues to invest cash required to support the Company's operations in fiscal 1997. Furthermore, the Company has acquired three businesses during the first half of fiscal 1997 as part of the Company's effort to position itself in the emerging cable modem marketplace, to build on its 10/100 Ethernet switch market, and to enhance its modem technology. The cash portion of the purchase price aggregated approximately $102.5 million.

  Cash provided by financing activities was $2.7 million in the first half of fiscal 1997, compared to $24.3 million in the first half of fiscal 1996. Cash provided by financing activities consisted primarily of cash received in connection with the net issuance of stock under the Company's stock plans.

  A subsidiary of the Company has outstanding $110 million of convertible subordinated debentures which mature in May 2003. The debentures are convertible at the option of the holder into the Company's common stock. The debentures are redeemable at the option of the Company, initially at approximately 103.7% and at decreasing prices thereafter to 100% at maturity. To date, the Company's management has made no decision to redeem the debentures.

  As of December 31, 1996, total cash and short- and long-term investments totaled $619.6 million, up from $588.2 million at June 30, 1996. The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.

  As noted above, the foregoing discussions may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, Bay Networks identifies the following risk factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

  Risks Related to New Products. The Company's future revenue is dependent on its ability to successfully develop, manufacture and market products for customers worldwide. In this regard, future growth is dependent on the Company's ability to timely and successfully develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants which facilitate product development and distribution, and market existing and new products with service providers, resellers and channel partners, and others. Also, future revenue may be affected in part by factors which influence the business of the Company's direct and indirect resellers, such as the resellers' organization structure, purchasing patterns and inventory levels.

  The Company believes that the markets for its products are characterized by rapid rates of technological innovation for both hardware and software. Rapid rates of technological change, in turn, may lead to shorter or more unpredictable product life cycles. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future. In addition, as the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule.

  Dependence on Personnel, Recent Management Transitions. The Company's success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The Company has recently appointed a new President, Chief Executive Officer and Chairman of the Board, a new Executive Vice President of Sales, Service, and Marketing and a new Executive Vice President and Chief Financial Officer. The Company's success will depend on its ability to effect a smooth transition to new management with minimal disruption in operations; to attract qualified personnel; and to motivate and retain key employees and officers. In addition, the Company has announced a reorganization of its business groups in order to better serve its customers, strengthen its product development and marketing abilities. These changes, as well as future changes, may adversely impact the Company's operating results or cash flows.

  Risks Related to Gross Profit. The Company's gross profit percentage is a function of the product mix sold in any period. Therefore, gross profit percentage could fluctuate, affecting the Company's operating results. Other factors such as unit volumes, obsolescence/surplus of inventory, heightened price competition, changes in channels of distribution, shortages in components due to shortages or delays in supplies of parts from vendors, the ability to obtain items at reasonable prices, and the availability of skilled labor, may also continue to affect the cost of sales and the fluctuation in gross profit percentages in future periods. In the past, the Company has paid premiums to secure adequate supplies of components, and it could become necessary to make such payments again in the future.

  Risks Related to Timing of Product Shipments. A substantial portion of the Company's revenue in any period may result from shipments during the latter part of a period. Because the Company establishes its operating expense level based on its operational goals, if shipments in any period do not meet goals, net profits may be adversely affected.

  Risks Relating to Manufacturing Operations. The Company has a variety of manufacturing facilities and arrangements, both domestically and internationally. There is a risk that the Company's manufacturing abilities could be affected by the operations of its manufacturing suppliers, suppliers' prices and capacity, and suppliers' quality control activities.

  Risks Related to Backlog. The Company has attempted to reduce its product manufacturing lead times. If manufacturing lead times are not reduced, the Company's customers may cancel, or not place, orders if shorter lead times are available from other manufacturers. If backlog is reduced during any particular period, it could result in variability and less predictability in the Company's quarter to quarter revenue and operating results. In addition, the Company's ability to meet customer demand may also be dependent on the ability of the Company to increase manufacturing levels for new products to volumes required based on anticipated orders by the market.

  Risks Related to Intellectual Property Rights. The Company currently relies upon a combination of patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary rights in its products. The Company maintains as proprietary the software and other portions of the technology incorporated in its network management and other products, and may license that technology to others as necessary. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has a number of patents and may apply for additional patents. There can be no assurance that patents will issue from any applications filed by the Company or that, if patents do issue, the claims will be sufficiently broad to protect the technology invented by the Company. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages.

  Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents or new standards that may issue or to obtain important technology, it may be necessary for the Company to enter into technology licenses from others. Such licenses could impact the Company's operating results, and there is no assurance that the Company will be able to license such technology.

  The Company has announced a number of strategic technology alliances and cooperative marketing efforts. There can be no assurance that such alliances will lead to standards acceptable to the market, or competitive products.

  Risks Related to New Markets. During the past several quarters, the Company entered new markets, including the remote access and Internet markets, primarily through the acquisition of other businesses. The revenue or net profits from these new markets and businesses has not been material in the past. At present, these new markets are undeveloped and rapidly changing. If these markets do not develop, or if the Company's strategies for these markets are unsuccessful, the Company's operating results may be adversely affected.

  Revenue Fluctuations and Competition. The data networking industry has grown in the past few years. However, the Company's revenue may fluctuate year over year or any quarter over quarter based on competition and customers waiting for anticipated product introductions. This industry is highly competitive and competition is expected to intensify and could adversely affect the Company's future results. Networking and communications suppliers compete in areas such as: conformity to existing and emerging industry standards; interoperability with other networking products; the ability to run Ethernet, token ring and FDDI networks on most common cabling systems; network management capabilities; ease of use; scalability; price; performance; reliability; product features; technical support; marketing expertise; and product innovation. Increasingly, there has been greater competition in the pricing of networking products.

  There are many companies competing in various segments of the intelligent hub, switching, router and remote access network markets. The Company's principal competitors include Ascend Communications, Cabletron Systems, Inc., Cascade Communications, Cisco Systems, Inc., Digital Equipment Corporation, Fore Systems, Inc., Hewlett-Packard Company, Inc., International Business Machines Corporation and 3Com Corporation, among others. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the networking industry have expanded their product lines or technologies in recent years as a result of acquisitions. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

  With industry standards established and new standards emerging, more companies have developed standards-based products and have sought to compete on the basis of price. Pressures from competitors offering lower priced products could result in future price reductions for the Company's products.

  Risks Related to Acquisitions. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or shareholders, domestic or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results, financial position, and cash flows. As the Company's competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

  Reliance on Resellers and Distributors. VAR and distributor networks have continued to represent an important part of the Company's overall sales and distribution strategy. While the Company is not dependent on any single VAR or distributor, the loss of, or changes in the relationship with or performance by, several VARs or distributors nevertheless could have a material adverse effect on the Company's revenue and operating results. The loss of, or changes in the relationship with or performance by, one or more international distributors could have a material adverse effect on the Company's revenue and operating results.

  Risks Related to Customer Support and Service. The market for the Company's products increasingly demands high levels of customer support and service. As a result, the Company aims to provide competitive levels of support and service, as well as product warranties. There is a risk that the Company or its contractors may be unable to provide a level of service that is acceptable to its customers. There is also a risk that the Company may incur substantial costs related to warranties or service claims.

  Risks Related to International Sales and Manufacturing. International sales and manufacturing may be an increasingly important contributor to the Company's revenue and net profits. As a result, operating results are increasingly affected by the risks of such activities, including economic conditions in the international markets in which the Company sells and manufactures its products, political and economic instability, fluctuations in currency exchange rates, changes in international regulatory requirements, international staffing and employment issues, tariffs and other trade barriers, import and export controls and the burden of complying with foreign laws. Sales into developing nations may fluctuate to a greater extent than sales to customers in developed nations, as those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results, financial position, and cash flows.

  Risks Related to Government Regulations and Product Certification. The Company's operations are also subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies, or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results.

  Risks of Stock Volatility and Absence of Dividends. In recent years, the stock market in general and the market for technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's common stock could affect the Company's ability to successfully attract and retain qualified personnel or complete necessary business combinations or other transactions in the future. The Company has never paid any cash dividends on its capital stock, and there can be no assurance that the Company will do so.

                                        PART II -- OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

            (C)  RECENT SALES OF UNREGISTERED SECURITIES

            On December 17, 1996, the Company acquired all of the outstanding stock of NetICs, Inc. pursuant to a merger of NetICs, Inc. with and into a newly formed, wholly owned subsidiary of the Company in exchange for 2,193,709 shares of the Company's common stock and cash of $36.4 million. Such shares were not registered under the Securities Act of 1933 as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1993 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On October 17, 1996, the Annual Meeting of Stockholders of Bay Networks, Inc. was held in Boston, Massachusetts.

            An election of directors was held with the following individuals being elected to the Board of Directors of Bay Networks, Inc. as Class II directors.


                                               Total Vote For         Total Vote Withheld
                                               Each Director           From Each Director
                                               -------------           ------------------

                Arthur Carr                      161,854,587               3,600,115
                Shelby H. Carter, Jr.            163,454,452               2,000,250

            The following individuals' terms of office as directors continued after the meeting:

                                      Kathleen Ann Cote
                                      John S. Lewis
                                      Andrew K. Ludwick
                                      Benjamin F. Robelen
                                      Ronald V. Schmidt
                                      Paul J. Severino

            Other matters voted upon and approved by the stockholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:

            1. A proposal to approve an increase in the maximum number of shares to be issued under the Company's 1994 Stock Option Plan from 41,700,000 to 50,700,000 shares:

                  For             Against           Abstain           No Vote
                  ---             -------           -------           -------
              127,244,711       37,361,147          848,844             -0-


            2. A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public auditors for the fiscal year ending June 30, 1997:

                  For             Against           Abstain           No Vote
                  ---             -------           -------           -------
              161,407,615        3,437,332          609,755             -0-

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits.

                         The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

                  (b)    Reports on Form 8-K.

                         A report on Form 8-K dated October 14, 1996, was filed by Bay Networks, Inc. under Item 5 announcing the resignations of the Company's President and Chief Executive Officer and Chairman and the appointment of a new Chairman, President and Chief Executive Officer on October 30, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BAY NETWORKS, INC.




                                       By /s/ DAVID J. RYNNE
                                         --------------------------
                                         David J. Rynne
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Authorized Officer and
                                         Principal Financial Officer)




Date:  February 12, 1997

                                  EXHIBIT INDEX



 EXHIBIT NO.                        DESCRIPTION


   3.1 Restated Certificate of Incorporation of the Registrant, which is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-92736) filed on May 26, 1995.

   3.2 Bylaws of the Registrant, as amended and restated, which is incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-4 (File No. 33-83946) filed with the Securities and Exchange Commission on September 14, 1994.

   4.1 Rights Agreement dated as of February 7, 1995 between the Registrant and The First National Bank of Boston, which is incorporated herein by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated February 7, 1995.

   11             Statement Regarding Computation of Per Share Earnings

   27             Financial Data Schedule