Form 10-Q
period 1997-03-31
BAY NETWORKS INC
filed 1997-05-08
CIK 876516

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-Q
(MARK ONE)
      (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
      ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-19366
                              ____________________

                               BAY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           04-2916246
   --------------------                                 --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


                           4401 GREAT AMERICA PARKWAY
                         SANTA CLARA, CALIFORNIA  95054
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

                                Yes   X   No
                                    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        198,850,559 shares of Common Stock, $.01 par value, as of March 31, 1997

  This report on Form 10-Q, including all exhibits, contains 22 pages.  The exhibit index is located on page 20 of this report.

================================================================================

                               BAY NETWORKS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1997


                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets -- March 31, 1997
                   and June 30, 1996                                                       3

                 Condensed Consolidated Statements of Operations - Three Months
                   and Nine Months Ended March 31, 1997 and 1996                           4

                 Condensed Consolidated Statements of Cash Flows - Nine Months
                   Ended March 31, 1997 and 1996                                           5

                 Notes to Condensed Consolidated Financial Statements                     6-9

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         10-17


PART II          OTHER INFORMATION

Item 1.    Legal Proceedings                                                              18

Item 6.    Exhibits and Reports on Form 8-K                                               18

           Signature                                                                      19

           Exhibit Index                                                                  20

                       PART I  --  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               BAY NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           MARCH 31,   JUNE 30,
                                                             1997        1996
                                                          ----------  ----------
                                                          (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                             $  410,227  $  315,064
    Short-term investments                                   118,192     119,093
    Accounts receivable, net of allowance for doubtful
       accounts of $8,561 at March 31, 1997 and
       $9,683 at June 30, 1996                               295,503     320,892
    Inventories                                              145,210     239,725
    Deferred income taxes                                    102,630      74,320
    Other current assets                                      75,098      48,615
                                                          ----------  ----------
         Total current assets                              1,146,860   1,117,709
Investments                                                  134,356     154,064
Property and equipment, net                                  252,483     211,674
Other assets                                                  83,709      23,088
                                                          ----------  ----------
                                                          $1,617,408  $1,506,535
                                                          ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                      $  110,027  $  116,894
    Accrued expenses                                         185,690     133,352
    Accrued income taxes                                         595       4,818
    Deferred revenue                                          64,458      46,629
                                                          ----------  ----------
         Total current liabilities                           360,770     301,693
Long-term debt                                               109,995     110,147
Stockholders' equity                                       1,146,643   1,094,695
                                                          ----------  ----------
                                                          $1,617,408  $1,506,535
                                                          ==========  ==========








   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                            MARCH 31,                   MARCH 31,
                                    -------------------------   -------------------------
                                        1997         1996           1997         1996
                                    -----------   -----------   -----------   -----------
                                           (unaudited)                (unaudited)
    Revenue                         $   512,893   $   521,715   $ 1,550,084   $ 1,521,089
    Cost of sales                       260,231       242,287       795,022       696,710
                                    -----------   -----------   -----------   -----------
    Gross profit                        252,662       279,428       755,062       824,379
                                    -----------   -----------   -----------   -----------
    Operating expenses:
      Research and development           73,290        54,159       196,813       157,618
      Selling and marketing             129,518       118,565       409,248       324,305
      General and administrative         20,110        16,508        66,115        52,492
      Merger related expenses                --        (5,944)           --        10,231
      In-process research and
         development                         --        39,713       208,186        39,713
      Restructuring/severance
         charges                         32,188            --        32,188            --
                                    -----------   -----------   -----------   -----------

          Total operating expenses      255,106       223,001       912,550       584,359
                                    -----------   -----------   -----------   -----------
    Income (loss) from operations        (2,444)       56,427      (157,488)      240,020
    Net interest income and other         2,845         7,115        14,154        23,562
                                    -----------   -----------   -----------   -----------
    Income (loss) before provision
      for income taxes                      401        63,542      (143,334)      263,582
    Provision for income taxes              146        34,355        23,670       112,401
                                    -----------   -----------   -----------   -----------
    Net income (loss)               $       255   $    29,187   $  (167,004)  $   151,181
                                    ===========   ===========   ===========   ===========
    Net income (loss) per share     $        --   $      0.15   $     (0.87)  $      0.76
                                    ===========   ===========   ===========   ===========
    Weighted average common
      shares and equivalents            203,079       200,244       192,894       199,033
                                    ===========   ===========   ===========   ===========








   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
                                                                   (unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income (loss)                                         $(167,004)  $ 151,181

    Adjustments to reconcile net income (loss) to cash flows
       provided by operating activities:
         Depreciation and amortization                           88,144      54,191
         In-process research and development                    208,186      39,713
         Restructuring/severance charges                          9,833          --
         Benefit from deferred income taxes                     (26,443)     (7,151)
         Changes in operating assets and liabilities:
            Accounts receivable                                  30,369    (125,083)
            Inventories                                          99,216    (160,943)
            Other current assets                                (26,204)    (28,151)
            Accounts payable                                    (11,690)     50,634
            Accrued expenses                                     48,495      67,227
            Accrued income taxes                                  6,912      24,493
            Deferred revenue                                     17,276      11,734
                                                              ---------   ---------
         Cash flows provided by operating activities            277,090      77,845
                                                              ---------   ---------

Cash flows from investing activities:
    Expenditures for property and equipment                    (128,054)   (107,348)
    Purchases of investments                                   (153,250)   (395,480)
    Proceeds from maturities of investments                     146,719     394,751
    Proceeds from sales of investments                           27,140      41,990
    Payments for acquisition of Armon Networking
       Ltd., net assets                                              --     (34,182)
    Payments for acquisition of Performance Technology,
       Inc., net of cash acquired                                    --     (12,083)
    Payments for acquisition of LANcity Corporation,
       net of cash acquired                                     (58,821)         --
    Payments for acquisition of Penril DSP                      (37,087)         --
    Payments for acquisition of NetICs, Inc.,
       net of cash acquired                                      (6,549)         --
    Other assets                                                 13,914     (16,897)
                                                              ---------   ---------
         Cash flows used in investing activities               (195,988)   (129,249)
                                                              ---------   ---------

Cash flows from financing activities:
    Payments of short-term borrowings related to the
       acquisition of Penril DSP                                 (4,165)         --
    Payments of long-term debt                                     (152)       (348)
    Issuance of common stock, net                                18,378      52,461
                                                              ---------   ---------
         Cash flows provided by financing activities             14,061      52,113
                                                              ---------   ---------

Net increase in cash and cash equivalents                        95,163         709
Cash and cash equivalents, beginning of period                  315,064     283,913
                                                              ---------   ---------
Cash and cash equivalents, end of period                      $ 410,227   $ 284,622
                                                              =========   =========






   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Bay Networks, Inc. (the "Company" or "Bay Networks") operates in one industry segment and develops, manufactures, markets and supports a comprehensive line of data networking products and services, including high-speed routers, switches, intelligent hubs, remote and Internet access solutions and sophisticated management software providing network design and configuration solutions. These products enable end users to build or enhance their data network systems, including all levels from small local area networks to large enterprise-wide information infrastructures and telecommunication carriers.

         The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for the in-process research and development charges incurred in the first half of fiscal 1997, the restructuring/severance charges incurred during the three month period ended March 31, 1997, the merger related expenses incurred during the second and third quarter of fiscal 1996 and the in-process research and development charges incurred during the three month period ended March 31, 1996, which the Company believes are infrequent in nature. The results of operations for the interim periods presented are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended June 30, 1996 included in the Company's 1996 Annual Report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.       CONSOLIDATED BALANCE SHEET INFORMATION

         Inventories. Inventories, stated at the lower of cost (first-in, first-out) or market, consist of (in thousands):

                                                   MARCH 31, 1997    JUNE 30, 1996
                                                   --------------    -------------
                                                     (unaudited)
   Raw materials                                      $ 37,689          $ 98,342
   Work-in-process                                      27,318            54,468
   Finished goods                                       80,203            86,915
                                                      --------          --------
      Total inventories                               $145,210          $239,725
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

                                                    MARCH  31, 1997 JUNE 30, 1996
                                                    --------------- --------------
                                                      (unaudited)
   Machinery and equipment                              $ 391,632     $ 309,473
   Furniture and fixtures                                  45,706        36,685
   Leasehold improvements                                  73,992        55,327
                                                        ---------     ---------
      Total property and equipment                        511,330       401,485
   Accumulated depreciation and amortization             (258,847)     (189,811)
                                                        ---------     ---------
      Total property and equipment, net                 $ 252,483     $ 211,674
                                                        =========     =========

3.       BUSINESS COMBINATIONS

         During the nine months ended March 31, 1997, the Company acquired three businesses described below, each of which has been accounted for as a purchase. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial position, results of operations, and cash flows.

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

         On November 18, 1996, the Company acquired the Digital Signal Processing (DSP) modem business of Penril DataComm Networks, Inc. (Penril), a provider of advanced DSP-based modems and remote access products. The Company exchanged 5,377,028 shares of the Company's common stock for all of the shares of Penril's common stock at the date of acquisition. Immediately prior to the closing of this transaction, the remaining non-DSP modem businesses of Penril were transferred and contributed to Penril stockholders under the corporate name Access Beyond, Inc. The total purchase price of $136.4 million was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition. This included $47.0 million to goodwill and $4.0 million to other intangible assets, which are being amortized on a straight-line basis over a five year period. Approximately $84.6 million was allocated to in-process research and development and charged to operations.

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

4.       INCOME TAXES

         The Company's provision for income taxes for the three month and nine month periods ended March 31, 1997 is based upon the Company's estimate of the effective tax rate for fiscal 1997 and includes the effect of the in-process research and development and restructuring/severance charges recorded in the same periods. The Company's effective tax rate for the three month and nine month periods ended March 31, 1997 was 36.5%, exclusive of the in-process research and development charge. The Company's accrued income taxes were reduced by a tax benefit from employee stock option transactions of $5.4 million and $11.1 million for the three month and nine month periods ended March 31, 1997 which were credited directly to stockholders' equity.

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

6.       FOREIGN EXCHANGE HEDGING

         During March 1997, the Company entered into foreign currency forward contracts to manage its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These contracts are denominated in Japanese, Australian,

Swedish and French currencies. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes.

         At March 31, 1997, the Company has $11 million of short-term foreign exchange forward contracts outstanding which approximated the fair value of such contracts and their underlying transactions at March 31, 1997. The outstanding forward contracts have original maturities that do not exceed one month. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at March 31, 1997 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, and cash flows resulting from the use of these instruments.

7.       RESTRUCTURING/SEVERANCE CHARGES

         During the three month period ended March 31, 1997, the Company initiated a restructuring program as a result of decisions by its management team to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $32.2 million and included a reduction of headcount, executive terminations, and consolidation of certain facilities. The restructuring provisions, supported by appropriate levels of specificity for planned actions, were established and approved by the Company's executive management and its Board of Directors. Actual restructuring costs will be recognized as reductions in the related restructuring accrual within the period incurred.

         The following is an analysis of the components of the restructuring charge recorded in the third quarter of fiscal 1997 (in thousands):

                                  Total                             Cash paid in the
                              Restructuring           Non-Cash       third quarter of       Accruals as of
                                  Costs                Costs            fiscal 1997         March 31, 1997
                                  -----                -----            -----------         --------------
 Severance, taxes and
 benefits ...................... $15,145              $ 9,833              $ 1,563              $ 3,749
 Facilities ....................  17,043                   --                  291               16,752
                                 -------              -------              -------              -------
     Total ..................... $32,188              $ 9,833              $ 1,854              $20,501
                                 =======              =======              =======              =======


         The 1997 provision for severance, taxes and benefits was for payments related to the reduction of work force and executive terminations including employment agreements with the former Chief Executive Officer and President, Chairman of the Board, and Chief Technology Officer. The 1997 provision included termination benefits for approximately 161 employees, of which approximately 84% were based in the United States and the remainder in Europe. Approximately 86% of the planned terminations were in sales, marketing, and service/support functions, with the balance coming from manufacturing and administrative functions. The severance payments will be paid out over the next two years, with a majority extending over the next nine months. The non-cash cost of $9.8 million represent the Black-Scholes valuation for certain individuals that were granted stock option vesting beyond their last day worked. This non-cash charge was recorded as additional paid in capital in stockholders' equity.

         The 1997 provision for facilities included primarily lease payments, fixed costs, and lease-hold impairments, offset by estimated sub-lease income, associated with plans to permanently exit excess space associated with the sales, support, and administrative operations in approximately 24 leased facilities throughout the United States, one in Europe and one in Hong Kong. The Company plans to vacate substantially all of these facilities by December 31, 1997. The above leases have remaining terms ranging from four to nine years and as such, the related future minimum lease payments will be paid out over periods of up to nine years.

8.    SIGNIFICANT CUSTOMERS

         No one customer accounted for more than 10% of the Company's revenue in the three month or nine month periods ended March 31, 1997. One reseller customer accounted for 10.5% ($54.9 million) and 13.6% ($206.3 million) in the three month and nine month periods ended March 31, 1996, respectively.

9.       ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement Number 128 (SFAS 128), Earnings Per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on primary earnings per share for the three months ended March 31, 1997 and an expected increase in primary earnings per share of $0.01 per share for the three months ended March 31, 1996. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.

10.      LEGAL PROCEEDINGS

         On March 4, 1997, the Company announced that stockholders filed two separate lawsuits against the Company and ten of the Company's current and former officers and directors. One lawsuit has been filed in the United States District Court for the Northern District of California and alleges violations of the federal securities laws. The other lawsuit has been filed in California Superior Court, County of Santa Clara, and alleges violations of the California Corporations Code. Both lawsuits purport to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period of July 25, 1995 through October 14, 1996. Both cases are in the initial stages of litigation and no trial dates have been set.

11.      SUBSEQUENT EVENTS

         On April 18, 1997, a stockholder filed a lawsuit in Santa Clara County, California Superior Court alleging violations of the federal securities laws and California Corporations Code by the Company and nine of its current and former officers and directors. The lawsuit purports to seek damages on behalf of a class of stockholders who acquired the Company's common stock pursuant to the Registration Statement and Prospectus that became effective on November 15, 1995. This case is in the initial stages of litigation.

         On April 22, 1997, the Company acquired ISOTRO Network Management Inc. (ISOTRO), a privately held Canada-based vendor of standards- based Domain Naming Service (DNS) and Dynamic Host Configuration Protocol (DHCP) technology. The Company paid approximately $11.5 million in cash for all outstanding shares of ISOTRO. Based on preliminary estimates, the Company expects that a substantial portion of the total purchase price will be allocated to in-process research and development and will be charged to operations during the quarter ended June 30, 1997.

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

         The matters discussed herein may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in such sections and in the section entitled "Risk Factors That May Affect Future Results," as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in any forward-looking statements.

RESULTS OF OPERATIONS

         Revenue. Revenue was $512.9 million for the three month period ended March 31, 1997 as compared to $521.7 million for the three month period ended March 31, 1996, a decrease of 1.7%. For the nine month periods ended March 31, 1997 and 1996, revenue was $1,550 million and $1,521 million, respectively, an increase of 1.9%. The decline in fiscal 1997 third quarter revenue resulted from the full quarter effect of pricing actions taken by the Company in its second fiscal quarter and an industry wide decline in demand on shared media LAN products. However, the Company experienced an overall increase in its switching nodes and remote access businesses, as the Company responds to the growth in Internet and Intranet usage. Revenue for the third quarter of fiscal 1997 decreased $1.6 million compared to the second quarter of fiscal 1997. Generally, revenues were consistent from the second quarter to the third quarter of fiscal 1997.

         International revenue decreased 16.6% to $181.3 million for the three month period ended March 31, 1997, as compared to $217.3 million for the comparable period of the prior year. International revenue represented approximately 35.3% and 41.7% of total revenue for the three month periods ended March 31, 1997 and 1996, respectively. The geographic mix of third quarter fiscal 1997 revenue is consistent with previous quarters in fiscal 1997. For the nine month period ended March 31, 1997, international revenue decreased 3.1% to $541.8 million, as compared to $559.1 million for the comparable period of the prior year. International revenue represented approximately 35.0% and 36.8% of total revenue for the nine month periods ended March 31, 1997 and 1996, respectively. The decreases in absolute dollars and as a percentage of total revenue were a result of weaker economic conditions in international markets and markets that are only beginning to adopt networking technologies. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. Such effects of foreign exchange rate fluctuations may adversely impact the Company's operating results in future periods. Revenue in past periods may not be indicative of future revenue, which may be affected by other factors discussed elsewhere herein, as well as other business environment and risk factors.

         Gross Profit. Gross profit decreased by $26.8 million or 9.6% to $252.7 million or 49.3% of revenue for the three month period ended March 31, 1997, from $279.4 million or 53.6% of revenue for the comparable period of the prior year. For the nine month period ended March 31, 1997, gross profit decreased by $69.3 million or 8.4% to $755.1 million or 48.7% of revenue from $824.4 million or 54.2% of revenue for the comparable period of the prior year. The gross profit decline was a result of continued competitive price reductions and product mix shift towards lower margin products, including stackable LAN and WAN equipment used in small enterprise/small office environments. In addition, the Company charged to operations $20.5 million of inventory in connection with the consolidation of certain product lines in December 1996. This charge was part of the Company's effort to more closely align its operations with its core business going forward. Gross profit increased, however, by $23 million or 10.0% during the third quarter from the second quarter of fiscal 1997. The increase was primarily due to improved switching margins as a result of the shift to higher margin switching products. Gross profit may continue to decline compared to the comparable period in the prior year if the Company's product mix continues to shift towards stackable products, desktop switching and lower margin router products, and the Company continues to take competitive pricing actions. Other factors, including changes in material and labor costs, may also have an adverse effect on gross profit in the future.

         Manufacturing Facilities. The Company maintains manufacturing facilities in Santa Clara, California, Billerica, Massachusetts and Andover, Massachusetts. The Company also relies on support located throughout the world for raw materials and subcomponents. In addition, the Company began manufacturing and distribution in Limerick, Ireland during the quarter ended March 31, 1997.

         Operating Expenses. Research and development expenses for the three month period ended March 31, 1997 increased 35.3% to $73.3 million from $54.2 million for the comparable period of the prior year. As a percentage of revenue, expenses were 14.3% in the third quarter of fiscal 1997 and 10.4% in the comparable period of the prior year. Research and development expenses for the nine month period ended March 31, 1997 increased 24.9% to $196.8 million from $157.6 million for the comparable period of the prior year. As a percentage of revenue, expenses were 12.7% for the current year to date compared to 10.4% in the comparable period of the prior year. The increase relates to improving and expanding facilities and depreciation of equipment for the development of new products, the associated costs to enhance current product offerings in order to continue the life cycle of such products to meet customer demand and the addition of personnel through hiring as well as the acquisition of technologies. In addition, the Company incurred expenses associated with acquisitions by aligning accounting practices/policies of acquired companies with those of the Company in December 1996. The Company plans to continue its commitment to research and development through internal development and, given that the industry's technology environment is rapidly changing, through acquisitions of technology which may bring products to the market more quickly. The Company continues to focus on providing end-to-end networking solutions to customers of all sizes, ranging from small and home offices to large enterprises, Internet service providers and telephone companies. Acquisitions are very important to the Company to achieve end to end user solutions. The Company plans to continue to increase research and development spending in absolute dollars in order to pursue its goal of developing an infrastructure of new products needed for timely product introductions to the market. There can be no assurance that research and development efforts or acquisitions of technology will result in commercially successful new technology and products in the future, or that such technology and products will be introduced in time to meet market requirements. The Company's research and development efforts may be adversely affected by other factors noted elsewhere herein. Research and development expenses may vary in absolute dollars and as a percentage of revenue in future periods.

         Selling and marketing expenses for the three month period ended March 31, 1997 increased 9.2% to $129.5 million, from $118.6 million in the comparable period of the prior year. As a percentage of revenue, expenses increased to 25.3% for the three month period ended March 31, 1997, from 22.7% in the comparable period of the prior year. For the nine month period ended March 31, 1997, selling and marketing expenses increased 26.2% to $409.2 million, from $324.3 million in the comparable period of the prior year. As a percentage of revenue, expenses increased to 26.4% for the current year to date compared to 21.3% in the comparable period of the prior year. The increase in selling and marketing expenses was related to, among other things: the costs associated with an increased sales and customer support staff and related commissions; expansion of the Company's domestic and international sales presence in certain markets; and investments related to marketing programs associated with new product introductions. Furthermore, in December 1996, the Company incurred expenses related to a reduction in certain excess office space in connection with the Company's effort to more closely align its operations with its core business going forward. From the second quarter to the third quarter of fiscal 1997, selling and marketing expenses decreased by $22.0 million or 14.5%. This decrease is primarily attributable to decreases in headcount, facilities, and travel related spending as a result of the organizational realignment that took place in February 1997 and cost saving initiatives implemented. The Company's investment in its sales, marketing and customer support resources may vary in absolute dollars or as a percentage of revenue in the future as management's intent is to effectively market Bay Networks and its products to the public.

         General and administrative expenses for the three month period ended March 31, 1997 increased 21.8% to $20.1 million from $16.5 million in the comparable period of the prior year. As a percentage of revenue, expenses increased to 3.9% for the three month period ended March 31, 1997, from 3.2% in the comparable period of the prior year. General and administrative expenses for the nine month period ended March 31, 1997 increased 26.0% to $66.1 million from $52.5 million in the comparable period of the prior year. As a percentage of revenue, expenses increased to 4.3% for the current year to date compared to 3.5% in the comparable period of the prior year. The increase in expenses is primarily due to costs incurred in aligning accounting practices/policies of acquired companies with those of the Company, information technology needed to support the infrastructure required to carry out the Company's global business strategy, and expenditures related to both rearranging and retooling of domestic and international facilities. General and administrative expenses decreased by $6.3 million or 23.9% from the second quarter to the third quarter of fiscal 1997. This decrease is primarily attributable to a decline in headcount, facilities and travel related expenses resulting from the organizational restructuring. General and administrative expenses may vary in absolute dollars or as a percentage of revenue in the future although management's intention is to maintain discretionary spending.

         Current year to date, the Company has acquired three businesses for a total purchase price of $284.5 million. Of the aggregate purchase price, $208.2 million was allocated to in-process research and development related to internetworking technologies and charged to operations.

         Restructuring/Severance Charges. During the three month period ended March 31, 1997, the Company initiated a restructuring program as a result of decisions by its management team to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $32.2 million and included a reduction of headcount, executive terminations and consolidation of certain facilities.

         The following is an analysis of the components of the restructuring charge recorded in the third quarter of fiscal 1997 (in thousands):

                                        Total                               Cash paid in the
                                    Restructuring           Non-Cash        third quarter of      Accruals as of
                                        Costs                Costs            fiscal 1997         March 31, 1997
                                        -----                -----            -----------         --------------
 Severance, taxes and
 benefits ...........................  $15,145              $ 9,833              $ 1,563              $ 3,749
 Facilities .........................   17,043                   --                  291               16,752
                                       -------              -------              -------              -------
     Total ..........................  $32,188              $ 9,833              $ 1,854              $20,501
                                       =======              =======              =======              =======

         The 1997 provision for severance, taxes and benefits was for payments related to the reduction of work force and executive terminations including employment agreements with the former Chief Executive Officer and President, Chairman of the Board, and Chief Technology Officer. The 1997 provision included termination benefits for approximately 161 employees, of which approximately 84% were based in the United States and the remainder in Europe. Approximately 86% of the planned terminations were in sales, marketing, and service/support functions, with the balance coming from manufacturing and administrative functions. The severance payments will be paid out over the next two years, with a majority extended over the next nine months. The non-cash cost of $9.8 million represent the Black-Scholes valuation for certain individuals that were granted stock option vesting beyond their last day worked. This non-cash charge was recorded to additional paid in capital in stockholders' equity.

         The 1997 provision for facilities included primarily lease payments, fixed costs, and lease-hold impairments, offset by estimated sub- lease income, associated with plans to permanently exit excess space associated with the sales, support, and administrative operations in approximately 24 leased facilities throughout the United States, one in Europe and one in Hong Kong. The Company plans to vacate substantially all of these facilities by December 31, 1997. The above leases have remaining terms ranging from four to nine years and as such the related future minimum lease payments will be paid out over periods of up to nine years.

         Net Interest Income and Other. Net interest income and other decreased 60.0%, to $2.8 million for the three month period ended March 31, 1997, compared to $7.1 million for the comparable period of the prior year and decreased as a percentage of revenue to 0.6% in the third quarter of fiscal 1997 from 1.4% in the comparable period in the prior year. Current year to date, net interest income and other decreased 39.9%, to $14.2 million compared to $23.6 million for the comparable period of the prior year and decreased as a percentage of revenue to 0.9% for the current year to date from 1.5% in the comparable period of the prior year. The interest income from cash and investments was consistent for the periods presented, however, the overall decrease was due to the strengthening of the U.S. dollar which impacted foreign exchange gain/loss resulting from the translation of the parent company's accounts receivable from international subsidiaries from the local currency to the U.S. dollar.

         Foreign exchange hedging. The Company entered into foreign currency forward contracts to manage its exposure to currency fluctuations on intercompany foreign currency denominated balance sheet positions during March 1997. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. At March 31, 1997, the Company has $11 million of short-term foreign exchange forward contracts outstanding in Japanese, Australian, Swedish and French denominated currencies which approximated the fair value of such contracts and their underlying transactions at March 31, 1997. Gains and losses related to these instruments at March 31, 1997 were not material. The Company does not anticipate any material adverse effect on its financial position, results of operations, and cash flows resulting from the use of these instruments.

         Impact of foreign currency rate changes. During the nine months ended March 31, 1997, most currencies in Europe and Asia weakened against the U.S. dollar. Consequently, the translation of the parent company's intercompany receivable had a negative impact, although not material, on the consolidated results of the Company's operating expenses, partially offset by the translation of the operating expenses of the Company's international subsidiaries. As a result, forward exchange contracts were purchased to hedge certain intercompany foreign currency denominated balance sheet positions. These financial instruments may minimize the risks that would otherwise result from changes in foreign currency exchange rates. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. Exchange gains and losses did not have a significant effect on the Company's results of operations for the three month period and the nine month period ended March 31, 1997, respectively.

         Income Taxes. The Company's effective income tax rates for the three month and nine month periods ended March 31, 1997 were 36.5% compared to 37.5% and 37.4% for the comparable periods in the prior year, respectively, excluding the effect of the in-process research and development charge and merger related expenses which are not deductible for income tax purposes. The decrease in the effective income tax rate was primarily related to a decrease in the state income taxes.

         Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement Number 128 (SFAS 128), Earnings Per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on primary earnings per share for the three months ended March 31, 1997 and an expected increase in primary earnings per share of $0.01 per share for the three months ended March 31, 1996. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

           Cash generated from operating activities increased to $277.1 million for the nine month period ended March 31, 1997, compared to $77.8 million for the comparable period of the prior year. Cash provided from operations increased from the prior period primarily due to decreases in accounts receivable and inventory, and an increase in accrued expenses, partially offset by a decrease in accounts payable, an increase in other current assets, and a decrease in income before depreciation and amortization, in-process research and development charges, and restructuring/severance charges. The decrease in accounts receivable from March 31, 1996 to March 31, 1997, was due to increased focus on collections efforts although timing of shipments during the period were skewed towards the last month of the period, more so than the comparable period in the prior year. Days sales outstanding in receivables decreased to 52 days at March 31, 1997, from 54 days as of June 30, 1996. Days sales outstanding may continue to vary, due to, among other things, timing of product shipments and increased international sales. The decrease in inventory resulted from a reduction in manufacturing lead times and the consolidation of certain product lines, as the Company continues to focus on inventory management, balancing inventory levels between anticipated orders by the market versus the obsolescence of inventory.

         Cash used in investing activities was $196.0 million for the nine month period ended March 31, 1997, compared to $129.2 million in the comparable period of the prior year. The consumption of cash in the current year to date resulted from the startup costs associated with the Limerick, Ireland manufacturing and distribution center, continued investments in property and equipment and improvements to the Company's information technology systems required to support the Company's operations in fiscal 1997. In addition, the Company acquired three businesses during the first nine months of fiscal 1997 as part of the Company's effort to position itself in the emerging cable modem marketplace, to build on its 10/100 Ethernet switch market, and to enhance its modem technology. The cash portions of the purchase prices for such transactions aggregated approximately $102.5 million. Furthermore, as a result of interest rate fluctuations, the Company's portfolio consisted of more cash equivalents than investments as of March 31, 1997 compared to March 31, 1996.

         Cash provided by financing activities was $14.1 million in the first nine months of fiscal 1997, compared to $52.1 million in the comparable period of the prior year. Cash provided by financing activities during the nine months ended March 31, 1997 consisted primarily of cash received in connection with the net issuance of stock under the Company's stock plans, offset by the payment of short-term borrowings related to the acquisition of Penril DSP. Cash generated by the issuance of employee stock options in the nine month period ended March 31, 1997 decreased from the prior period due to a lower stock price, although the Company repriced stock option grants to $19.50 on October 28, 1996.

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

         As of March 31, 1997, total cash and short- and long-term investments totaled $662.8 million, up from $588.2 million at June 30, 1996. The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months.

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

         The Company believes that the markets for its products are characterized by rapid rates of technological innovation for both hardware and software. Rapid rates of technological change, in turn, may lead to shorter or more unpredictable product life cycles. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future. As the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule. In addition, due to development in the market, the Company may need to adjust its product mix and market focus.

         Recent Management Transitions and Restructuring. The Company has appointed a new President, Chief Executive Officer and Chairman of the Board, a new Executive Vice President of Sales, Service, and Marketing and a new Executive Vice President and Chief Financial Officer in fiscal 1997. In addition, the Company has reorganized its business groups and realigned its resources and some employees in order to better serve its customers, strengthen its product development and marketing abilities. The Company's success will depend on its ability to effect a smooth transition to its new structure and new management team with minimal disruption in operations. These changes, as well as future changes, may adversely impact the Company's operating results or cash flows.

         Dependence on Key Personnel. The Company's success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The loss of services of any of the Company's key employees could have a material adverse effect on the Company. The Company's success will depend in large part on its ability to attract and retain highly-skilled, managerial, sales and marketing personnel and to motivate key employees and officers. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to continue to grow.

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

         Risks Related to Timing of Product Shipments. A substantial portion of the Company's revenue in any period may result from shipments during the latter part of a period. Because the Company establishes its operating expense level based on its operational goals, if shipments in any period do not meet goals, net profits may be adversely affected. In addition, if the Company is successful in reducing its inventory levels there is a greater risk relating to efficient timing of manufacturing and product shipments.

         Risks Relating to Manufacturing Operations. The Company has a variety of manufacturing facilities and arrangements, both domestically and internationally. There is a risk that the Company's manufacturing abilities could be affected by the operations of its manufacturing suppliers, suppliers' prices and capacity, and suppliers' quality control activities.

         Risks Related to Backlog. The Company has reduced its product manufacturing lead times. Without short lead times, the Company's customers may cancel, or not place, orders if shorter lead times are available from other manufacturers. If backlog is reduced during any particular period, it could result in variability and less predictability in the Company's quarter to quarter revenue and operating results. In addition, the Company's ability to meet customer demand may also be dependent on the ability of the Company to increase manufacturing levels for new products to volumes required based on anticipated orders by the market.

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

         Legal Proceedings. As with other companies in the networking industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including intellectual property and securities law matters. See "--Legal Proceedings" discussed elsewhere in this report. Major litigation may result in substantial costs and expenses to the Company and significant diversion of efforts by the Company's technical and management personnel. In addition, an adverse ruling in a major litigation could have a material adverse effect on the Company's future operating results, financial position, and cash flows.

         Risks Related to New Markets. During the past several quarters, the Company entered new markets, including the remote access and Internet markets, primarily through the acquisition of other businesses. The market for Internet and Intranet access and switching products is new and evolving, and it is difficult to predict its size or future growth rate. The revenue or net profits from these new markets and businesses has not been material in the past. At present, these new markets are undeveloped, rapidly changing, and highly competitive. If these markets do not develop, or if the Company's strategies for these markets are unsuccessful, the Company's operating results may be adversely affected.

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

         There are many companies competing in various segments of the intelligent hub, switching, router and remote access network markets. The Company's principal competitors include Ascend Communications, Cabletron Systems, Inc., Cascade Communications, Cisco Systems, Inc., Digital Equipment Corporation, Fore Systems, Inc., Hewlett-Packard Company, Inc., International Business Machines Corporation and 3Com Corporation, among others. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the networking industry have expanded their product lines or technologies in recent years as a result of acquisitions. See "Industry Consolidation." There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

         With industry standards established and new standards emerging, more companies have developed standards-based products and have sought to compete on the basis of price. Pressures from competitors offering lower priced products could result in future price reductions for the Company's products.

         Industry Consolidation. Certain of the Company's competitors have expanded their product lines or technologies in recent years as a result of acquisitions. 3Com Corporation recently entered into an agreement to acquire U.S. Robotics Corporation and Ascend Communications, Inc. recently entered into an agreement to acquire Cascade Communications Corporation. Such consolidations by competitors are likely to create entities with increased market shares, customer bases, technology and marketing expertise, sales forces, or proprietary technology in product markets in which the Company competes.

         Risks Related to Acquisitions. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or shareholders, domestic or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. These factors could adversely affect the Company's future operating results, financial position, and cash flows. As the Company's competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

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

         Foreign Currency Rate Changes. Weaker foreign currency values relative to the U.S. dollar may render the Company's products relatively more expensive to customers in a particular country and may lead to a reduction in sales or profitability in that country, or result in foreign exchange losses on the conversion to U.S. dollars of foreign currency accounts receivable resulting from international operations. The Company remains subject to the transaction exposures that arise from foreign exchange movements between dates. There can be no assurance that the Company's current or any future exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's future operating results, financial position, and cash flows.

         Risks Related to Government Regulations and Product Certification. The Company's operations are also subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies, or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results. In addition, there is a risk that the Company's earnings may fluctuate due to changes in the Company's tax rate.

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

ITEM 1.          LEGAL PROCEEDINGS

                 On March 4, 1997, the Company announced that stockholders had filed two separate lawsuits against the Company and ten of the Company's current and former officers and directors. One lawsuit has been filed in the United States District Court for the Northern District of California and alleges violations of the federal securities laws. The other lawsuit has been filed in California Superior Court, County of Santa Clara, and alleges violations of the California Corporations Code. Both lawsuits purport to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period of July 25, 1995 through October 14, 1996. Both cases are in the initial stages of litigation and no trial dates have been set.

                 On April 18, 1997, a stockholder filed a lawsuit in Santa Clara County, California Superior Court alleging violations of the federal securities laws and California Corporations Code by the Company and nine of its current and former officers and directors. The lawsuit purports to seek damages on behalf of a class of stockholders who acquired the Company's common stock pursuant to the Registration Statement and Prospectus that became effective on November 15, 1995. This case is in the initial stages of litigation.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   Exhibits.

                       The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

                 (b)   Reports on Form 8-K.

                       None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BAY NETWORKS, INC.




                                           By     /s/ DAVID J. RYNNE
                                                  -----------------------------
                                                  David J. Rynne
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Authorized Officer and
                                                  Principal Financial Officer)




Date:  May 8, 1997

                                 EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

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

  11               Statement Regarding Computation of Per Share Earnings    21

  27               Financial Data Schedule                                  22