Form 10-K405
period 1997-06-30
BAY NETWORKS INC
filed 1997-09-24
CIK 876516

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM             TO
                             COMMISSION FILE NUMBER 0-19366

                               BAY NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                               04-2916246
          (STATE OR JURISDICTION OF                    (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                           4401 GREAT AMERICA PARKWAY
                          SANTA CLARA, CALIFORNIA 95054
                    (Address of principal executive offices)
                            TELEPHONE: (408) 988-2400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                     COMMON STOCK, $.01 PER SHARE PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

      The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,213,259,447 as of August 26, 1997, based upon the closing sale price per share of the registrant's Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of August 26, 1997, 210,591,687 shares of Common Stock, $.01 per share par value, of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Bay Networks, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on October 21, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Bay Networks, Inc., together with its worldwide subsidiaries (the Company or Bay Networks), develops, manufactures, markets, sells and supports a comprehensive line of data networking products and services. The Company provides products that meet the connectivity requirements of corporate enterprises, network service providers and telecommunications carriers. The Company offers switches, routers, shared media hubs, remote and Internet access solutions, Internet Protocol (IP) services and network management applications, all marketed under the Company's Adaptive Networking strategy. The Company's products and technologies enables customers to transition from today's complex multi-protocol networks to the IP-optimized networks of tomorrow. These solutions link people to critical information resources at the desktop, across corporate enterprise networks or over the public Internet.

      The Company's focus is to build networks that are invisible to users, worry-free for network managers and strategic for the organizations they serve. Accordingly, the Company offers a single source of open, standards-based technology, service and support that fulfills the high-performance, availability and interoperability networking requirements at all levels -- from enterprise and service provider backbone environments to branch offices and remote users. To accommodate diverse and rapidly changing customer needs, the Company designs highly scalable and flexible equipment that provides a smooth migration for customers to develop the advanced IP-optimized networks of the future without replacing existing network equipment.

      Over the past several years, the Company has grown by both developing new products and technologies, and by acquiring product lines and technologies through mergers and acquisitions. In October 1994, SynOptics Communications, Inc. (SynOptics) and Wellfleet Communications, Inc. (Wellfleet) effected a strategic combination of the two companies through the merger of a wholly-owned subsidiary of Wellfleet with and into SynOptics. At that point, the Company changed its name to Bay Networks, Inc. During the fiscal year ended June 30, 1995, the Company acquired Centillion Networks, Inc. During the following fiscal year ended June 30, 1996, the Company acquired Xylogics, Inc., Performance Technology, Inc. and Armon Networking, Ltd. During the fiscal year ended June 30, 1997, the Company acquired LANcity Corporation, the Digital Signal Processing (DSP) modem business of Penril DataComm Networks, Inc., NetICs, Inc., ISOTRO Network Management, Inc. and Rapid City Communications.

      The Company is a Delaware corporation incorporated in May, 1986. The Company's principal offices are located at 4401 Great America Parkway, Santa Clara, California 95054.

      Trademarks of Bay Networks, Inc. appear in this document. Other trademarks, brand, product, or company names may be the property of others.

DATA NETWORKING TECHNOLOGY AND MARKETS

      In today's business environment, several major networking technology trends are taking place. The convergence of new, resource-intensive, Internet-based applications with traditional enterprise applications is placing a strain on current network infrastructures. These advances in technology and business requirements are transforming the physical and logical structures of organizations and their supporting applications and networks.

      Strides in computing, networking and telecommunications technology, coupled with the popularity of the Internet, the World Wide Web, browser technology, and enterprise networks (Intranets), are redefining the way people work, learn and play. These technologies allow organizations to share information by eliminating the constraints of distance and time, resulting in a global, electronically-linked community.

      Additionally, users' demand for access to emerging applications such as image processing, data mining, video conferencing at the desktop, information modeling and multimedia, are dramatically changing networks' service requirements. These Internet-based applications are causing a fundamental change in the way users interact with the computer, the network and other users. Moreover, these next-generation, high-bandwidth applications are driving the need for networks that deliver greater performance, availability and scalability.

      To streamline operations and reduce networking costs, many businesses and consumers are turning to network service providers for corporate and residential Wide Area Network (WAN) support and Internet access, as well as a range of value-added WAN services, such as fully managed Virtual Private Networks (VPNs), Web management, or managed network security. As network service providers including telecommunications carriers, Internet Service Providers (ISPs) and cable television operators compete to bring businesses and consumers the fastest, cost effective and highest quality Internet/Intranet access, they face a new set of challenges in the areas of infrastructure deployment and expansion, differentiated services capabilities and new services delivery.

      One consequence of increased user demand for high-speed access to bandwidth-intensive applications, worldwide and at anytime, is that both corporate enterprises and network service providers increasingly require a more adaptive networking model. These customers need highly scalable, intelligent, open networks that can quickly adapt to changing network usage patterns and volume, and growing demands for high quality information access without compromising performance, reliability, or security. At the same time, many organizations are faced with the task of upgrading and expanding networks that already include multiple communications protocols and computing platforms in a heterogeneous mix.

      The Company has responded to these trends by pioneering the concept of Adaptive Networking, a set of products and technologies that will enable customers to transition today's complex networks to the IP-optimized networks of tomorrow.

ADAPTIVE NETWORKING

      Through its Adaptive Networking business strategy, the Company delivers open, scalable products and services to customers while reducing the complexity of their networks. Adaptive Networking supports the process of building IP-optimized networks that are invisible to users, worry-free for network managers and of strategic value to the customer's business. To help build IP-optimized networks, the Company is focusing on four cornerstone technologies that provide the foundation for Adaptive Networking: switching/routing, access, IP services and network management.

      Switching/Routing technology enables the building of high-performance, highly scalable, and cost-effective campus enterprise WAN and teleco/Internet Service Provider Networks. Switching products connect computer networks by supporting multiple parallel communications and eliminating network congestion. Routers provide additional intelligence in connecting networks so that different types of networks may communicate with each other in a secure manner. The Company's switching technology is key to the new product category of "Routing Switch" which combines the characteristics of switches and routers. Routing switches aim to optimize handling of IP traffic over the network.

      Access technology delivers carrier-class and enterprise remote access solutions, end-to-end virtual private network access, digital modem technology, and cable modem solutions. Remote users may access their electronic mail, databases and file servers no matter where they are connected to the network.

      IP Services deliver network security, address management, and bandwidth management, as well as services such as Virtual Private Networking (VPN) and multimedia applications. For example, VPN allows network users to construct a network that functions as a private network using the resources of the public Internet.

      Network Management provides physical and logical views of a network, fault isolation and troubleshooting, global configuration management, path tracing, and application monitoring. Through a combination of hardware and software components, intelligent network management technology gathers network information and forwards it to a central network management console attached to the network.

      These technologies are combined to support long-term, non-disruptive network evolution and investment protection; drive operational productivity at every level of the network; and adapt to continuous changes in network usage and business requirements.

THE COMPANY'S ORGANIZATION AND PRODUCTS

      To execute its Adaptive Networking strategy and provide products that incorporate the cornerstone technologies, Bay Networks is organized into two business groups: the Enterprise Business Group (EBG) and the Internet/Telecom Business Group (ITBG). The Enterprise Business Group provides modular and stackable hubs, routers and switches, as well as network management hardware and software. Products in these categories include the Access Node(TM) (AN(R)) family, the Backbone Node(TM) (BN(R)) family and Nautica(TM) family of routers; the Centillion(TM) line of switches; the BayStack(TM) line of stackable hubs, routers and switches; the Distributed 5000(TM), System 5000(TM), System 3000(TM), System 2000(TM) and System 800(TM) families of modular and preconfigured hubs and switches; the NETGEAR(TM) family of small office networking products; the Optivity(R) line of software and StackProbe(TM) family of hardware for network management; and NetID(TM) IP naming and address assignment services.

      The Internet/Telecom Business Group provides access products and solutions for enterprises and network service providers, including ISPs and telecommunications carriers. These products include the 5000 Multi-Service Access Switch (MSX(TM)); Model 5399(TM) remote access concentrators and modules; the Remote Annex(TM) family of remote access communications servers and modules with BaySecure(TM) Access Control; BayStream(TM) Dial VPN virtual private networking services; high-speed digital modems and cable TV modems and servers; and the BayStack(TM) Instant Internet(TM) connectivity products.

      In addition to the EBG and ITBG business groups, the Company has established the Bay Architecture Lab to research and develop new technologies and products to be incorporated into the Company's product and service offerings. Through the Lab, the Company will continue to work with industry standards organizations and academic institutions in the development and evolution of emerging protocols and technologies.

STRATEGIC ACQUISITIONS

      To supplement its internal development activities, the Company has made several key acquisitions. Each acquisition has extended Bay Networks' product line with new products and technologies.

      On May 15, 1995, the Company acquired Centillion Networks, Inc., a provider of Local Area Network (LAN) switching products. On December 15, 1995, the Company acquired Xylogics, Inc., a provider of remote access equipment. On March 13, 1996, the Company acquired Performance Technology, Inc., a developer of LAN-to-Internet access technology. On March 31, 1996, the Company acquired Armon Networking, Ltd., a developer of network monitoring software applications and hardware probes.

      On September 24, 1996, the Company acquired LANcity Corporation, a provider of advanced cable modem technology. On November 18, 1996, the Company acquired the DSP modem business of Penril DataComm Networks, Inc., a provider of advanced DSP-based modems and remote access products. On December 17, 1996, the Company acquired NetICs, Inc., a developer of high-performance, autosensing Fast Ethernet work group switches. On April 22, 1997, the Company acquired ISOTRO Network Management, Inc., a vendor of standards-based Domain Naming Service and Dynamic Host Configuration Protocol technology. On June 25, 1997, the Company acquired Rapid City Communications, an early innovator of routing switch and Gigabit Ethernet technologies.

      The Company may make further acquisitions in the future to implement its business plans. Business strategies involving mergers and acquisitions necessarily involve high levels of risk. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's results of operations, consolidated financial position, or cash flows, may be adversely affected if it is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or shareholders, domestic or foreign governmental agencies, or other third parties, creating a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company may also result in the issuance of equity securities or rights associated with the equity securities, which may potentially dilute earnings per share. In addition, future acquisitions may result in additional debt, taxes, or contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. There is also a risk that integration of systems, personnel, and facilities could take longer than expected. These factors could adversely affect the Company's future consolidated results of operations, financial position, or cash flows. As the Company's competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions may be more expensive due to competition among bidders for target companies.

SALES CHANNELS

      The Company sells its products worldwide through multiple channels designed to reach a broad range of customers. Working with more than 2,100 resellers and 2,200 field sales and support personnel, the Company leverages sales channels to provide appropriate coverage, integration services and specialized vertical market support. The Company's global market strategy emphasizes the support of sales and service through a network of value added resellers (VARs), distributors, network and systems integrators, and directly to major customers through its domestic field sales force. The goal of the multi-channel strategy is to offer the Company flexibility to meet specific needs and furnish the Company with broad coverage of worldwide markets.

      Value Added Resellers. VARs integrate the Company's products, along with products sold by other LAN and WAN vendors, into turnkey networking systems that are sold directly to end users. VARs also sell the Company's products as stand-alone units. The Company provides support to the VAR network through its field sales force and customer service organization. Sales to VARs are made at discounts based on purchase volumes and other incentive programs. VARs may choose to procure the Company's products they resell by purchasing directly from the Company or from its distributors as described below.

      Distributors. The Company also sells its products to distributors who typically resell to VARs or other dealers. Distributors must meet certain criteria that are substantially different from those which the Company's VARs must meet. The Company's distributors generally provide less system integration service. Distributors purchase at standard discounts and may also include volume incentive programs. The Company offers additional sales and marketing programs to assist those VARs and dealers who purchase through distributors in promoting, selling and supporting the Company's products.

      The Company's VARs and distributors may carry other products which are complementary to, or compete with, those of the Company. These non-exclusive VARs and distributors may choose to give higher priority to products of other suppliers or competitors.

      VAR and distributor networks represent an important part of the Company's overall sales and distribution strategy. While the Company is not dependent on any single VAR or distributor, the loss of, or changes in the relationship with or performance by, several VARs or distributors nevertheless may have a material adverse effect on the Company's revenue and results of operations.

      Field Sales Force. The Company's field sales force manages its sales activities through multi-channel distribution strategies. In addition to the sales channels customers described above, the Company's customers also include end users of large, complex, enterprise-wide networks, who typically provide their own systems integration. The field sales and technical support force also provides training and technical support to the Company's VARs, distributors and end users.

      Marketing. The Company has implemented several marketing programs designed to support the sale of its products through broad-scale reseller distribution (two-tier distributors and direct resellers) and to enhance brand name recognition and awareness of its products. The Company's marketing activities include frequent participation in industry trade shows and seminars, advertisements in major trade publications worldwide, publications of technical articles in the trade press, the distribution of sales literature and product specifications and ongoing communications with its installed base of end users customers. The Company's reseller and distribution programs include incentives and benefits such as co-op marketing funds and reseller marketing programs.

CUSTOMERS AND BACKLOG

      The Company's product backlog on June 30, 1997, was approximately $190 million as compared to product backlog on June 30, 1996, of approximately $120 million. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within six months. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellation of orders which are made without significant penalty, the Company does not believe that its backlog as of any particular date is necessarily indicative of actual net sales for any future period. If backlog is reduced during any particular period, it may result in variability and less predictability in the Company's quarter-to-quarter revenue and operating results. No one customer accounted for more than 10% of the Company's revenue in fiscal 1997. One reseller, Anixter Inc., a wholly-owned subsidiary of Anixter International, Inc., accounted for approximately 13% and 14% of the Company's revenue in fiscal 1996 and fiscal 1995, respectively.

CUSTOMER SUPPORT, SERVICE AND WARRANTY

      The Company services, repairs and provides technical support for its products. A significant portion of the Company's service and support activities is related to software and network configuration and is provided by the Company's assistance centers. The Company has contracted with third parties to supplement service provided directly by the Company for on-site hardware maintenance. International service is provided primarily by distributors, supplemented with phone support centers in France, Japan and Australia. The Company generally sells products to end users with limited warranty periods of up to twelve months from the date of shipment for domestic sales and up to fifteen months from the date of shipment for export sales. Following the expiration of the limited warranty period, if any, the Company offers services under maintenance contracts or on a time and materials basis. The Company's worldwide Customer Service Organization, which is ISO 9001 certified, provides support across the network life cycle with design, implementation, and operational support services. The Company also provides on-site network support services such as system installation, network integration services and technical consulting. In addition, the Company offers service flexibility with professional consulting services, educational services, network support services (7x24x365 availability), online information services, and ServiceLink(TM) remote monitoring.

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

RESEARCH AND DEVELOPMENT

      The Company has devoted significant resources to research and development, spending $269.8 million, $213.5 million and $145.3 million during the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

      During fiscal 1997, the Company continued development of enhancements to its current products and to the development of new products to address emerging technologies in areas such as remote access, switched internetworking, and network management. The Company believes that the markets for its products are characterized by rapid rates of technological innovation for both hardware and software, and therefore plans to continue its commitment to research and development in fiscal 1998 in order to pursue its goal of developing new products.

      The Company plans to bring products to the market more quickly by continuing its commitment to research and development through both internal development and, since the industry's technology environment is rapidly changing, through acquisitions of technology. There can be no assurance that research and development efforts or acquisitions of technology will result in commercially successful new technology and products in the future, or that such technology and products will be introduced in time to meet market requirements. The Company's research and development efforts may be adversely affected by other factors noted in this report.

MANUFACTURING

      The Company's manufacturing operations are located in Santa Clara and Sunnyvale, California; Billerica and Andover, Massachusetts; Tel Aviv, Israel; and since the third quarter of fiscal 1997, in Limerick, Ireland. The Company also relies upon a number of manufacturing arrangements with suppliers worldwide. The Company's manufacturing capability may be affected by factors impacting the operations of its suppliers. In addition, the Company's ability to meet customer demand may also be dependent on its ability to adjust manufacturing levels on short notice based on anticipated orders.

      The Company's manufacturing process consists of purchasing; automated, semi-automated and manual assembly; burn-in processing; in-circuit testing; final assembly and test; and inspection.

      The Company relies on support located throughout the world for raw materials and subcomponents. Most of the components used in the Company's products are available from more than one supplier. The Company's manufacturing abilities may be affected by the operations of its manufacturing suppliers, suppliers' price and capacity, and suppliers' quality control activities. The Company seeks to maintain an inventory level sufficient to meet its anticipated short-term production needs. In the past, the Company has paid premiums to secure adequate supplies of components, and it may become necessary to make such payments again in the future.

      The Company has reduced its product manufacturing cycle times by, among other techniques, turnkey manufacturing, consolidation of certain product lines and increased focus on balancing inventory levels between anticipated orders and the risk of obsolescence. However, if shorter cycle times are available from other manufacturers, the Company's customers may cancel, or not place, orders. In addition, the Company's ability to meet customer demand may also be dependent on the ability of the Company to increase manufacturing levels for new products to volumes required based on anticipated orders by the market.

COMPETITION

      The data networking industry has grown in recent years. However, the Company's revenue may fluctuate from year-to-year or quarter-to-quarter based on competition and customers' decisions to await anticipated product introductions. This industry is highly competitive and competition is expected to intensify, which may adversely affect the Company's future results. Networking and communications suppliers compete in areas such as: conformity to existing and emerging industry standards; interoperability with other networking products; network management capabilities; price; performance; product features; technical support; and distribution.

      There are many companies competing in various segments of the intelligent hub, switching, router and remote access network markets. The Company's principal competitors include Ascend Communications, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., Digital Equipment Corporation, Fore Systems, Inc., Hewlett-Packard Company, Inc., International Business Machines Corporation and 3Com Corporation, among others. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the networking industry have expanded their product lines or technologies in recent years as a result of acquisitions. 3Com Corporation acquired U.S. Robotics Corporation, and Ascend Communications, Inc. acquired Cascade Communications Corporation during 1997. Such consolidations by competitors are likely to create entities with increased market shares, customer bases, technology and marketing expertise, sales forces, or proprietary technology in product markets in which the Company competes. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

      With industry standards established and new standards emerging, more companies have developed standards-based products and have sought to compete on the basis of price. Pressures from competitors offering lower-priced products may result in future price reductions for the Company's products.

PROPRIETARY RIGHTS AND LICENSES

      The Company currently relies upon a combination of patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary rights in its products and other intellectual property. The Company maintains as proprietary the technology incorporated in its products, and may license that technology to others as necessary. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Other companies may receive patents on technology identical to technology independently developed by the Company. In addition, some foreign countries do not have or enforce laws that protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has a number of patents and may apply for additional patents. There can be no assurance that patents will issue from any applications filed by the Company or that, if patents do issue, the claims will be sufficiently broad to protect the technology invented by the Company. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages.

      It may become necessary for the Company to enter into technology licenses from others because of the existence of a large number of patents in the networking field, the rapid rate of issuance of new patents, new standards that may issue, or to obtain important technology. Such licenses may impact the Company's operating results, and there is no assurance that the Company will be able to license such technology.

      The Company has announced a number of strategic technology alliances and cooperative marketing efforts. There can be no assurance that such alliances will lead to standards acceptable to the market, or competitive products. Furthermore, to the extent the Company integrates technology obtained through strategic alliances in its products, there can be no assurance that the steps taken by the underlying proprietary rights holder will be adequate to prevent misappropriation or loss of such holder's proprietary rights upon which the Company's ownership or use rights in the technology is based.

EMPLOYEES

      As of June 30, 1997, the Company employed 5,960 persons, including regular and temporary employees as well as contract workers. None of these persons are believed to be represented by a labor union. The Company has experienced no work stoppages and considers its employee relations to be positive.

      In the fiscal year ended June 30, 1997, the Company appointed a new Chairman of the Board, President, and Chief Executive Officer; a new Executive Vice President of Sales, Service, and Marketing; a new Executive Vice President and Chief Financial Officer; a new Executive Vice President and General Manager, Internet/Telecom Business Group; and a new Executive Vice President and General Manager, Enterprise Business Group; and several new Vice Presidents. In addition, the Company has reorganized its business groups and realigned its resources and some employees in order to better serve its customers, strengthen its product development and marketing abilities. The Company's success will depend on its ability to effect a smooth transition to its new structure and new management team with minimal disruption in operations. These changes, as well as future changes in key personnel, may adversely impact the Company's consolidated financial position, results of operations, or cash flows.

      The Company's success also depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The loss of services of any of the Company's key employees may have a material adverse effect on the Company. The Company's success will depend in large part on its ability to attract and retain highly-skilled managerial, engineering, sales and marketing personnel and to motivate key employees and officers. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to continue to grow.

ITEM 2.  PROPERTIES

      The Company's corporate headquarters are located in Santa Clara, California. The Company has ongoing research and development activities in Massachusetts, California, Texas, Maryland, Canada, India, Israel and the United Kingdom.

      The Company's manufacturing and distribution facilities total approximately 485,000 square feet located in California, Massachusetts, Israel and Ireland. The Company began manufacturing and distribution in Limerick, Ireland during the third quarter of fiscal 1997.

      The Santa Clara facilities consist of approximately 1,022,000 square feet under leases that expire from April, 1999 to November, 2002. The Company has an option to renew certain of these leases for two additional five-year terms. The Company's Massachusetts facilities consist of approximately 1,205,000 square feet under leases that will expire through July, 2010 and the Company has an option to renew certain of these leases for various terms. The Company has subleased to third parties 200,000 square feet of its Santa Clara facilities and 15,000 square feet of its Massachusetts facilities. Activities at these locations include administrative, sales and marketing, product development, manufacturing and support facilities.

      A subsidiary of the Company has a fifty percent interest in a limited partnership which owns one of the Company's manufacturing facilities. The Company leases 118,000 square feet of its above Santa Clara facilities from the limited partnership.

      Some of the Company's manufacturing and distribution facilities, as well as a portion of the Company's research and development, sales and administrative functions, are located in areas of seismic risk. The Company's future operating results may be materially affected by a major earthquake.

      Subsidiaries of the Company lease and occupy sales and service offices in 38 states throughout the United States and Puerto Rico and 38 countries worldwide. Bay Networks' worldwide operations are located in Argentina, Australia, Austria, Barbados, Belgium, Brazil, Canada, Cayman Islands, Chile, China, Colombia, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

      As with other companies in the networking industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including intellectual property and securities law matters. Major litigation may result in substantial costs and expenses to the Company and significant diversion of efforts by the Company's technical and management personnel. In addition, an adverse ruling in a major litigation may have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

      At various times the Company has been approached by others claiming to hold valid patents applicable to its products. In most instances the claimants have offered to license the patented technology. The Company may enter into such licensing agreements or may vigorously contest such claims, depending upon the specific circumstances.

      On March 4, 1997, the Company announced that stockholders filed two separate lawsuits against the Company and ten of the Company's current and former officers and directors. One lawsuit has been filed in the United States District Court for the Northern District of California and alleges violations of the federal securities laws. The other lawsuit has been filed in California Superior Court, County of Santa Clara, and alleges violations of the California Corporations Code. Both lawsuits purport to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period of May 1, 1995 through October 14, 1996. Both cases are in the initial stages and no trial dates have been set.

      On April 18, 1997, a stockholder (represented by some of the same plaintiffs' law firms as in the aforementioned cases) filed a lawsuit in Santa Clara County, California Superior Court, alleging violations of the federal securities laws and California Corporations Code by the Company and nine of its current and former officers and directors. The lawsuit purports to seek damages on behalf of a class of stockholders who acquired the Company's common stock pursuant to the Registration Statement and Prospectus that became effective on November 15, 1995. This case is in the initial stages and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter ended June 30, 1997.

EXECUTIVE OFFICERS OF REGISTRANT

      The executive officers of the Company are as follows:

NAME/POSITION                   AGE     BUSINESS EXPERIENCE
-------------                   ---     -------------------

David L. House                  54      Mr. House joined the Company in October
Chairman of the Board,                  1996 as Chairman of the Board, President
President and                           and Chief Executive Officer. Prior to
Chief Executive Officer                 joining the Company, Mr. House was the
                                        Senior Vice President and General
                                        Manager of the Enterprise Service Group
                                        at Intel Corporation. During his 22
                                        years at Intel, Mr. House served in a
                                        number of key general management,
                                        marketing and strategic planning roles.
                                        In 1991, Mr. House headed up the
                                        Architecture, Marketing and Applications
                                        Group, where he managed all corporate
                                        marketing activities, including the
                                        introduction of the highly regarded
                                        "Intel Inside(R)" campaign. From 1992 to
                                        1995, as Senior Vice President of
                                        Corporate Strategy, Mr. House was a key
                                        architect of Intel's major strategic
                                        alliances, including the 1994
                                        Intel-Hewlett Packard alliance for
                                        64-bit architecture. For 12 years, he
                                        held profit and loss responsibility for
                                        Intelx86 microprocessors and related
                                        products. Mr. House also serves on the
                                        Board of Directors of Merisel, Inc.

Lloyd A. Carney                 35      Mr. Carney is Executive Vice President
Executive Vice President                and General Manager of the Company's
and General Manager,                    Enterprise Business Group. Most
Enterprise Business Group               recently, Mr. Carney served as Executive
                                        Vice President on Special Assignment
                                        assisting David House, the Company's
                                        Chairman, President and Chief Executive
                                        Officer, on operating issues during the
                                        recent management transition. Mr. Carney
                                        joined the Company in 1990 as Director
                                        of Technical Operations and was Vice
                                        President, Worldwide Service from 1993
                                        to 1996.

Stephen G. Pearse               38      Mr. Pearse joined the Company in June
Executive Vice President                1997 as Executive Vice President and
and General Manager,                    General Manager, Internet/Telecom
Internet/Telecom Business Group         Business Group. Prior to joining the
                                        Company, he was President and Chief
                                        Executive Officer of Geotek
                                        Technologies, Inc., a position he held
                                        since June 1996. Prior to June 1996, Mr.
                                        Pearse was Senior Vice President of
                                        Engineering, Technology, Operations and
                                        MIS at Time Warner Communications.

David J. Rynne                  56      Mr. Rynne joined the Company in December
Executive Vice President                1996 as Executive Vice President and
and Chief Financial Officer             Chief Financial Officer. Prior to
                                        joining the Company, Mr. Rynne was
                                        Senior Vice President and Chief
                                        Financial Officer of Tandem Computers,
                                        Inc. Mr. Rynne served as Chief Financial
                                        Officer of Tandem Computers since 1983.

David A. Shrigley               49      Mr. Shrigley joined the Company in
Executive Vice President for            November 1996 as Executive Vice
Sales, Service and Marketing            President for Sales, Service and
                                        Marketing. Prior to joining the Company,
                                        Mr. Shrigley was Vice President of
                                        Corporate Marketing at Intel
                                        Corporation, a position he held since
                                        June 1995. From 1990 to 1995, Mr.
                                        Shrigley was Vice President of the Sales
                                        and Marketing Group and General Manager
                                        of Intel's Asia Pacific Operations,
                                        headquartered in Hong Kong.

NAME/POSITION                   AGE     BUSINESS EXPERIENCE
-------------                   ---     -------------------

Michael K. Gallagher            38      Mr. Gallagher was appointed Senior Vice
Senior Vice President,                  President of North America Sales in July
North America Sales                     1997. Mr. Gallagher joined the Company
                                        in 1990 and has held several sales and
                                        management positions for the Company,
                                        most recently as Vice President of U.S.
                                        Sales.

John J. Poggi, Jr.              50      Mr. Poggi joined the Company in June
Vice President, General Counsel         1997 as Vice President, General Counsel
and Secretary                           and Secretary. Mr. Poggi came to the
                                        Company from a private law practice
                                        advising high-technology clients on
                                        business law. Prior to entering private
                                        practice, Mr. Poggi had spent fourteen
                                        years in the roles of General Counsel
                                        and Secretary at Raynet Corporation and
                                        Spectra-Physics, Inc.

Jane A. Risser                  46      Ms. Risser joined the Company in April
Vice President and                      1997 as Vice President and Corporate
Corporate Treasurer                     Treasurer. Ms. Risser came to the
                                        Company from Apple Computer where she
                                        spent eleven years in senior financial
                                        management positions, including Director
                                        of Investor Relations, Director of
                                        Finance, and most recently, Vice
                                        President and Treasurer.

Rob G. Seim                     38      Mr. Seim joined the Company in February
Vice President and                      1996 as Director of Finance, World Wide
Corporate Controller                    Manufacturing. In November 1996, he
                                        assumed responsibility for corporate
                                        financial planning as well as
                                        manufacturing finance. Mr. Seim was
                                        appointed Vice President and Corporate
                                        Controller in May 1997. Prior to joining
                                        the Company, Mr. Seim held various
                                        financial and accounting management
                                        positions at IBM from February 1982
                                        through January 1996, the latest of
                                        which was Controller of IBM San Jose,
                                        Storage Systems Division.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK MARKET INFORMATION (UNAUDITED)

FISCAL YEAR ENDED JUNE 30, 1997                HIGH      LOW
-------------------------------              --------  -------
   First quarter                             $  30.00  $ 21.63
   Second quarter                            $  27.50  $ 18.38
   Third quarter                             $  24.50  $ 15.50
   Fourth quarter                            $  26.69  $ 15.75

FISCAL YEAR ENDED JUNE 30, 1996                HIGH      LOW
-------------------------------              --------  -------
   First quarter                             $  37.33  $ 27.17
   Second quarter                            $  48.42  $ 33.58
   Third quarter                             $  47.88  $ 28.38
   Fourth quarter                            $  36.75  $ 25.00

      All stock quotations shown represent the high and low closing prices of the Company's common stock as reported by the New York Stock Exchange and The Nasdaq Stock Market. (The Company began trading on the New York Stock Exchange on February 29, 1996. The prices shown for the period that the Company's common stock was traded on The Nasdaq Stock Market represent quotations among dealers without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions.) As of June 30, 1997, the Company had approximately 5,786 stockholders of record. To date, the Company has paid no cash dividends on its capital stock, and has no current intention to do so.

RECENT SALES OF UNREGISTERED SECURITIES

      On June 25, 1997, the Company acquired all of the outstanding shares of Rapid City Communications (Rapid City) pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into Rapid City in exchange for 6,407,393 shares of the Company's common stock. Such shares were not registered under the Securities Act of 1933 as amended (the 1933 Act) in reliance upon the exemptions provided by Section 4(2) of the 1993 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

                                                              AS OF OR FOR THE YEAR ENDED JUNE 30,
                                           ----------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       1997             1996            1995            1994            1993
----------------------------------------   -----------      -----------     -----------     -----------     -----------

Revenue                                    $ 2,093,060      $ 2,056,634     $ 1,403,595     $ 1,136,393     $   926,154
Income (loss) before provision for
  income taxes (1)                            (248,129)         351,816         220,673         208,221         174,303
Provision for income taxes                      36,913          145,491          91,687          83,843          71,023
Net income (loss)                             (285,042)         206,325         128,986         124,378         103,280
Net income (loss) per share                      (1.46)            1.04            0.69            0.69            0.58
Total assets                                 1,766,046        1,506,535       1,155,046         848,496         700,203
Working capital                                827,608          816,016         696,085         585,508         479,974
Long-term debt                                 109,995          110,147         113,430         110,283         110,431
Stockholders' equity                         1,235,242        1,094,695         770,086         583,721         458,025

----------

(1) Includes charges of $356.7 million, $39.7 million, $6.7 million, $17.9 million and $17.9 million for the years ended June 30, 1997, 1996, 1995, 1994 and 1993, respectively, for in-process research and development charges resulting from acquisitions, and restructuring and severance charges of $32.2 million for the year ended June 30, 1997. For the years ended June 30, 1996 and 1995, merger related expenses of $10.2 million and $63.4 million, respectively, were included.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Business Environment and Risk Factors. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein as well as the section entitled "Risk Factors That May Affect Future Results." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the data networking industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

      With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results," as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in any forward-looking statements.

Results of Operations

      Revenue. Revenue increased 1.8% to $2,093.1 million in fiscal 1997 as compared to $2,056.6 million in fiscal 1996 and $1,403.6 million in fiscal 1995. The slight absolute dollar increase in fiscal 1997 revenue compared to fiscal 1996 resulted from increased sales of the Company's router, switching and remote access products, increased service revenue, and growth in international operations. This increase was offset by competitive price reductions taken by the Company and an industry wide decline in demand for shared media LAN products during the year. The Company experienced an overall increase from the prior year in revenue from its switching and remote access businesses during fiscal 1997 due to growth in Internet and Intranet usage and market acceptance of the Company's network manageability solutions for total infrastructure support. The absolute dollar increase in revenue in fiscal 1996 compared to fiscal 1995 was a result of worldwide unit volume increases for virtually all of the Company's product lines. While sales in all major product areas increased, the highest percentage increase was in the switching product line. Revenue from the router product line grew in fiscal 1996 as sales to the telecommunications industry increased.

      International revenue was $732.9 million or 35.0% of total revenue in fiscal 1997, compared to $716.5 million or 34.8% of total revenue and $458.4 million or 32.7% of total revenue in fiscal 1996 and fiscal 1995, respectively. The slight increase in international revenue in fiscal 1997 compared to fiscal 1996 reflects the Company's focus on expansion and growth in both the Asia/Pacific and European markets, although this increase was offset by weaker economic conditions in these markets and weaker demand in markets that are only beginning to adopt networking technologies. International revenue increased in absolute dollars and as a percentage of revenue in fiscal 1996 compared to fiscal 1995 primarily due to the expansion and growth in the Asia/Pacific market, as well as continued growth in the European market. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. Fluctuations in foreign exchange rates may adversely affect the Company's operating results in future periods.

      Revenue in past periods may not be indicative of future revenue, which may be affected by other factors discussed elsewhere herein, as well as other business environment and risk factors.

      Gross Profit. Gross profit was $1,018.2 million or 48.6% of revenue in fiscal 1997, compared to $1,111.3 million or 54.0% of revenue and $772.6 million or 55.0% of revenue in fiscal 1996 and fiscal 1995, respectively. The gross profit decline in fiscal 1997 compared to the previous years was a result of competitive price reductions during the year, a shift in product mix from higher margin shared media and router products to lower margin router, remote access and switching products, including stackable LAN and WAN equipment used in small enterprise/small office environments, and factors related to product migration. Furthermore, the Company charged to operations $20.5 million of reserves in connection with the consolidation of certain product lines in

December 1996. This charge was part of the Company's effort to more closely align its operations with its core business going forward. Looking forward, gross profit may improve moderately, compared to fiscal 1997, primarily from the introduction of new products which generally carry higher margins, initially; these margins frequently decline over time in response to competitive market conditions. Other factors, including changes in material and labor costs and distribution channels, may also have an adverse effect on gross profit percentages in the future. For a description of additional risks which may impact gross profit, see the section entitled "Risk Factors that May Affect Future Results."

      Manufacturing Facilities. The Company maintains manufacturing facilities in California, Massachusetts, and Israel. In addition, the Company began manufacturing and distribution activities in Limerick, Ireland during the third quarter of fiscal 1997 with limited production during the initial start-up phase. The Company also relies on suppliers located throughout the world for raw materials and subcomponents.

      Research and Development. Research and development spending grew by 26.4% to $269.8 million in fiscal 1997 from $213.5 million in fiscal 1996 and by 46.9% from $145.3 million in fiscal 1995 as compared with fiscal 1996. As a percentage of revenue, expenses increased to 12.9% in fiscal 1997, compared to 10.4% for fiscal 1996 and 1995. The absolute dollar increases in both fiscal 1997 and fiscal 1996 relate to improving and expanding facilities and depreciation of equipment used in the development of new products, the associated costs to enhance current product offerings in order to continue the life cycle of such products to meet customer demand, and the addition of personnel through hiring as well as the acquisition of businesses in the process of developing technologies. In addition, in fiscal 1997 the Company incurred expenses associated with acquisitions by aligning the accounting practices and policies of acquired companies with those of the Company. During the year, the Company continued development of new products to address emerging technologies in areas such as remote access, switched internetworking, and network management. The Company plans to continue to increase research and development spending in absolute dollars in order to pursue its goal of developing an infrastructure of new products needed for timely product introductions to the market.

      The Company plans to continue its commitment to research and development through internal development and, given that the industry's technology environment is rapidly changing, through acquisitions of technology in an effort to bring products to the market more quickly and provide end-to-end network solutions. There can be no assurance that research and development efforts or acquisitions of technology will result in commercially successful new technology and products in the future, or that such technology and products will be introduced in time to meet market requirements. The Company's research and development efforts may be adversely affected by other factors noted elsewhere herein. Research and development expenses may vary in absolute dollars and as a percentage of revenue in future periods.

      Sales and Marketing. Sales and marketing expenses were $537.7 million or 25.7% of revenue in fiscal 1997, compared to $452.3 million or 22.0% of revenue and $302.5 million or 21.6% of revenue in fiscal 1996 and fiscal 1995, respectively. The increases in expenses in fiscal 1997 compared to fiscal 1996 and in fiscal 1996 compared to fiscal 1995 were related to, among other things, the costs associated with an increased sales and customer support staff and related commissions; continued expansion of the Company's domestic and international sales presence in certain markets; and investments related to marketing programs associated with new product introductions. Furthermore, in fiscal 1997 the Company incurred expenses related to a reduction in certain excess office space in connection with the Company's effort to more closely align its operations with its core business going forward. The overall increase for fiscal 1997 was partially offset by decreases in headcount, facilities, and travel related spending as a result of the restructuring and organizational realignment that took place in February 1997 and cost saving initiatives implemented during the second half of the fiscal year. Although management's present intention is to appropriately manage discretionary spending, the Company's investment in its sales, marketing and customer support resources may vary in absolute dollars or as a percentage of revenue in the future.

      General and Administrative. General and administrative expenses were $87.8 million or 4.2% of revenue in fiscal 1997, compared to $72.2 million or 3.5% of revenue and $55.7 million or 4.0% of revenue in fiscal 1996 and fiscal 1995, respectively. The increase in expenses from fiscal 1997 compared to fiscal 1996 is primarily due to increased salaries and benefits, rearranging and retooling of domestic and international facilities, information technology required to carry out the Company's global business strategy, and costs incurred in aligning the accounting practices and policies of acquired companies with those of the Company. However, the overall increase is partially offset by a decline in headcount, facilities and travel related expenses resulting from the restructuring and organizational realignment that took place in February 1997. The absolute dollar increase in expenses from fiscal 1995 to fiscal 1996 related to the additions of personnel, expenditures related to facilities, and information technology worldwide. General and administrative expenses may vary in absolute dollars or as a percentage of revenue in the future although management's present intention is to appropriately manage discretionary spending.

      During fiscal 1997, the Company acquired five businesses for an aggregate total of $462.1 million. Of the aggregate purchase price, $356.7 million was allocated to in-process research and development related to internetworking technologies and charged to operations. In addition, in fiscal 1996 and fiscal 1995, the Company incurred in-process research and development expenses of $39.7 million and $6.7 million, respectively, related to various acquisitions. Each of these business combinations was accounted for as a purchase. Pro forma results of operations have not been presented for any period as the effects of these acquisitions were not material to the Company's consolidated financial position, results of operations, or cash flows.

      As a result of the various business combinations accounted for as a pooling of interests in fiscal 1996 and fiscal 1995, the Company incurred merger related expenses of $16.1 million and $63.4 million, respectively. These expenses related to transaction costs, severance related expenses, closing of duplicate facilities, write-off of duplicate inventory and other assets and other costs incident to the transactions. In fiscal 1996, the Company reversed previously accrued merger costs of $5.9 million associated with the Wellfleet/SynOptics business combination and the Centillion acquisition. The reduction in the estimated costs were realized primarily due to the usage of facilities which the Company had previously planned to vacate.

      Restructuring and Severance Charges. The Company initiated a program in the third quarter of fiscal 1997, as a result of decisions made by its management team, to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. These actions resulted in a charge of $32.2 million in the third quarter of fiscal 1997 to provide for a reduction of headcount, executive terminations, and consolidation of certain facilities.

      Following is an analysis of the components of the restructuring and severance charges recorded during the fiscal year ended June 30, 1997:


                                                                                   BALANCE
                                       TOTAL         NON-CASH                       AS OF
(IN THOUSANDS)                       PROVISION         COSTS      UTILIZED      JUNE 30, 1997
                                     ---------       --------     --------      -------------
Severance, taxes and benefits        $ 15,145        $ 9,833      $ 2,975        $   2,337
Facilities                             17,043             --        2,563           14,480
                                     --------        -------      -------        ---------
   Total                             $ 32,188        $ 9,833      $ 5,538        $  16,817
                                     ========        =======      =======        =========


      The provision for severance, taxes and benefits was for obligations related to the reduction of headcount and executive terminations including agreements with the former President and Chief Executive Officer, the former Chairman of the Board and the former Chief Technical Officer. The provision included termination benefits for approximately 161 employees, of which approximately 84% were based in the United States and the remainder in Europe. Approximately 86% of the planned terminations were in sales, marketing, and service/support functions, with the balance coming from manufacturing and administrative functions. The severance payments will be paid out over the next two years, with a majority extending over the next six months. The non-cash cost of $9.8 million represents the value of options granted to certain individuals which vest beyond their last day worked. This non-cash charge was recorded as additional paid-in capital in stockholders' equity.

      The provision for facilities included primarily noncancelable lease payments, fixed costs and leasehold impairments, offset by estimated sublease rental income, associated with plans to permanently vacate excess space associated with the sales, support, and administrative operations in approximately 24 leased facilities throughout the United States, one in Europe and one in Hong Kong. The Company plans to vacate substantially all of these facilities by December 31, 1997. The leases generally have remaining terms ranging from four to nine years and as such, the related future minimum lease payments will be paid out over periods of up to nine years.

      Net Interest Income and Other. Net interest income and other was $17.9 million, or 0.9% of revenue in fiscal 1997, compared to $28.5 million or 1.4% of revenue and $21.8 million or 1.6% of revenue in fiscal 1996 and fiscal 1995, respectively. The interest income from cash and investments was consistent for the periods presented, however, the overall decrease in absolute dollars and as a percentage of revenue in fiscal 1997 was due to the strengthening of the U.S. dollar which impacted foreign exchange gains and losses resulting from the translation of the parent company's accounts receivable from international subsidiaries from the local currency to the U.S. dollar; and an aggregate write-off of $4.4 million associated with several insignificant minority investments that were deemed incompatible with the Company's global business strategy. The increase in absolute dollars in interest income in fiscal 1996 from fiscal 1995 was due to higher average invested cash and investment balances, which yielded higher interest income, respectively.

      Investment Portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

      The table below provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company's investment policy requires that all investments mature in five years or less.

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                                                           FAIR VALUE AT
(IN THOUSANDS, EXCEPT INTEREST RATES)   FY 1998       FY 1999       FY 2000       FY 2001        TOTAL     JUNE 30, 1997
-------------------------------------  --------      --------      --------      --------      --------    -------------

Cash Equivalents                       $484,347      $     --      $     --      $     --      $484,347      $484,594
   Average Interest Rate                  5.36%            --            --            --         5.36%
Investments                            $105,633      $102,517      $ 36,079      $  8,934      $253,163      $251,547
   Average Interest Rate                   5.45%         5.63%         5.02%         4.19%         5.41%
Total Portfolio                        $589,980      $102,517      $ 36,079      $  8,934      $737,510      $736,141
   Average Interest Rate                   5.38%         5.63%         5.02%         4.19%         5.38%

      Foreign Exchange Hedging. The Company entered into foreign exchange forward contracts to reduce its exposure to currency fluctuations on intercompany foreign currency denominated balance sheet positions during fiscal 1997. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $17.9 million of short-term foreign exchange forward contracts denominated in Japanese, Australian, Swedish, French and U.K. currencies which approximated the fair value of such contracts and their underlying transactions at June 30, 1997. Gains and losses related to these instruments at June 30, 1997 were not material. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

      The following table provides information about the Company's foreign exchange forward contracts at June 30, 1997. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at June 30, 1997.

Short-Term Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Intercompany Receivables:

                                                                                             FORWARD
                                          CONTRACT         MATURITY           CONTRACT     POSITION IN
(IN THOUSANDS, EXCEPT CONTRACT RATES)   DATE IN 1997     DATE IN 1997           RATE       U.S. DOLLARS
-------------------------------------   ------------     ------------         --------     ------------

Australian Dollar                         June 25            July 28            .7512       $   1,878
Australian Dollar                         June 25          August 27            .7515       $   2,255
French Francs                             June 26            July 31            5.813       $   3,269
French Francs                             June 26          August 29            5.802       $   6,032
U.K. Pound Sterling                       June 25            July 28            1.662       $     997
Japanese Yen                              June 25          August 27           113.00       $   1,991
Japanese Yen                              June 25            July 28           113.51       $     396
Swedish Krona                             June 26            July 31            7.689       $   1,106

      Impact of Foreign Currency Rate Changes. In the fiscal year ended June 30, 1997, most currencies in Europe and Asia weakened against the U.S. dollar. Consequently, the translation of the parent company's intercompany receivables had a negative impact, although not material, on the consolidated results of the Company. As a result, foreign exchange forward contracts were purchased to hedge certain intercompany foreign currency denominated balance sheet positions. These financial instruments may minimize the risks that would otherwise result from changes in foreign currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results of operations for the fiscal year ended June 30, 1997.

      Income Taxes. The Company's effective income tax rate was 34.0%, 37.5% and 37.8% in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, and excludes the effect of in-process research and development charges and certain merger related expenses which were not deductible for income tax purposes. The decrease in the effective income tax rate in fiscal 1997 from fiscal 1996 was primarily due to the federal research and development tax credits that were reinstated during fiscal 1997. At June 30, 1997, a valuation allowance of $9.1 million was offset against the net operating losses and credit carryforwards obtained from acquired domestic subsidiaries which are subject to substantial limitation. Management has concluded that, other than the allowance related to these acquisitions, no valuation allowance is required based on its assessment that future levels of taxable income will be sufficient to realize the future tax benefits represented by the deferred income taxes.

      Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on primary loss per share for fiscal 1997, and an expected increase in primary earnings per share of $0.07 and $0.04 per share for fiscal 1996 and fiscal 1995, respectively. There is expected to be no impact on fully diluted earnings (loss) per share for fiscal 1997 and fiscal 1996, and an expected increase in fully diluted earnings per share of $0.02 per share for fiscal 1995.

      In June 1997, the FASB issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt these Statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or business practices.

      Liquidity and Capital Resources. As of June 30, 1997, total cash and short- and long-term investments totaled $781.5 million, up from $588.2 million at June 30, 1996. Cash generated from operating activities increased to $409.7 million in fiscal 1997, compared to $105.9 million and $258.1 million in fiscal 1996 and fiscal 1995, respectively.

      Cash provided by operations increased from the prior year primarily due to decreases in accounts receivable and inventory, and an increase in accrued liabilities, partially offset by a decrease in accounts payable, an increase in other current assets, and a decrease in income before depreciation and amortization, in-process research and development, and restructuring and severance. The decrease in accounts receivable from June 30, 1996 to June 30, 1997, was due to continued focus on collection efforts and a more linear pattern of shipments during the fourth quarter of fiscal 1997 compared to the comparable period in fiscal 1996. Days sales outstanding in receivables decreased to 47 days at June 30, 1997, from 54 days as of June 30, 1996. Days sales outstanding may vary, due to, among other things, timing of product shipments and increased international sales which typically have longer collection cycles. The decrease in inventory is attributable to a reduction in manufacturing cycle times, resulting in part from turnkey manufacturing, consolidation of certain product lines, and increased focus on balancing inventory levels between anticipated orders and the risk of obsolescence.

      The Company used $243.7 million, $119.7 million and $298.5 million for investing activities in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The consumption of cash in fiscal 1997 resulted from continued investments in property and equipment and improvements to the Company's information technology systems required to support the Company's business growth. The Company expects to spend additional cash related to the acquisition of property, plant and equipment and information technology, required to support the Company's operations, in fiscal 1998. In addition, the Company acquired five businesses during fiscal 1997 as part of the Company's effort to position itself in the Gigabit Ethernet/routing switch technology and the emerging cable modem marketplace, to build on its 10/100 Ethernet switch market, and to enhance its modem and remote access technology. The cash portions of the purchase consideration for such transactions aggregated approximately $116.2 million. Furthermore, as a result of interest rate fluctuations, the Company's portfolio consisted of more cash equivalents than investments as of June 30, 1997 compared to June 30, 1996. The major investing activities in fiscal 1996 and fiscal 1995 were primarily attributable to various acquisitions and capital additions to support business operations.

      Financing activities provided $48.9 million, $44.9 million and $34.3 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The cash generated from financing activities consisted primarily of cash received in connection with the issuance of stock under the Company's stock plans, which resulted in net proceeds of $53.2 million, $45.4 million and $34.0 million, in fiscal 1997, fiscal 1996, and fiscal 1995, respectively. In fiscal 1997, the Company paid $4.2 million in short-term borrowings in connection with the acquisition of Penril DSP.

      A subsidiary of the Company has outstanding $110 million of convertible subordinated debentures which bear interest of 5.25% per annum, payable semi-annually, and mature in May 2003. The debentures are convertible at the option of the holder into the Company's common stock at a conversion price of $42.61 per share. The Company has reserved 2,581,717 shares of common stock for the conversion of these debentures. Beginning May 1996, the debentures are redeemable at the option of the Company, initially at approximately 103.7% and at decreasing prices thereafter to 100% at maturity. To date, the Company's management has made no decision whether to redeem the debentures.

      The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities through at least the next twelve months.

Risk Factors That May Affect Future Results.

      As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition, Bay Networks identifies the following risk factors which may affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

      Risks Related to New Markets. The markets for data networking products are rapidly changing and highly competitive. If these markets do not continue to grow, or if the Company's strategies for the data networking markets are unsuccessful, the Company's consolidated financial position, results of operations, or cash flows, may be adversely affected.

      Risks Related to New Products. The Company's future revenue is dependent on its ability to successfully develop, manufacture and market products for customers in rapidly evolving markets worldwide. To successfully distribute new products the Company must establish and maintain new distribution channels. There can be no assurance that the Company's product development efforts will result in timely and commercially successful new product offerings in the future.

      Risks Related to Gross Profit. The Company's gross profit percentage is a function of the product mix sold in any period. Therefore, gross profit percentage may fluctuate, affecting the Company's operating results. Factors such as unit volumes, obsolescence/surplus of inventory, heightened price competition, changes in channels of distribution, shortages and cost increases in supplies of parts from vendors, and the availability of skilled labor, also may cause fluctuations in gross profit percentages.

      Risks Relating to Manufacturing Operations. The Company operates manufacturing facilities and relies upon a number of manufacturing arrangements worldwide. The Company's manufacturing capability may be affected by factors impacting the operations of its suppliers. In addition, the Company's ability to meet customer demand may also be dependent on its ability to adjust manufacturing levels on short notice based on anticipated orders.

      Risks Related to Intellectual Property Rights. The Company relies upon a combination of patents, copyrights, trademarks and trade secrets to establish and protect intellectual property rights in its products and technology. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology, or that the Company's competitors will not develop superior technologies. From time to time it may be necessary or desirable for the Company to enter into technology licenses, strategic alliances and cooperative marketing efforts with others. There can be no assurance that the Company consistently will be able to secure third-party rights necessary to offer competitive products.

      Risks Related to Competition. The data networking industry is highly competitive. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Among the competitive factors that may adversely affect the Company's future results are conformity to existing and emerging industry standards; interoperability with other networking products; network management capabilities; price; performance; product features; technical support; and distribution.

      Risks Related to Acquisitions. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's results of operations, consolidated financial position, or cash flows, may be adversely affected if it is unable to successfully integrate such new companies into its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Investment Portfolio" and "Foreign Exchange Hedging" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and "Foreign Exchange Hedging" in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Bay Networks, Inc.

      We have audited the accompanying consolidated balance sheets of Bay Networks, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay Networks, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                       /s/ ERNST & YOUNG LLP

Palo Alto, California
July 18, 1997

                                  BAY NETWORKS, INC.
                              CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                                                                        JUNE 30,
                                                                                -------------------------
                                                                                   1997           1996
                                                                                ----------     ----------
                                              ASSETS

Current assets:
    Cash and cash equivalents                                                   $  529,962     $  315,064
    Short-term investments                                                         105,180        119,093
    Accounts receivable, net of allowance for doubtful accounts
      of $8,477 in 1997 and $9,683 in 1996                                         277,860        320,892
Inventories                                                                        144,468        239,725
Deferred income taxes                                                              121,596         74,320
Other current assets                                                                69,351         48,615
                                                                                ----------     ----------
       Total current assets                                                      1,248,417      1,117,709
Investments                                                                        146,367        154,064
Property and equipment, net                                                        241,069        211,674
Goodwill                                                                           113,811          3,022
Other assets                                                                        16,382         20,066
                                                                                ----------     ----------
       Total assets                                                             $1,766,046     $1,506,535
                                                                                ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  117,596     $  116,894
  Accrued payroll and related costs                                                 87,769         63,242
  Accrued expenses                                                                  49,904         23,108
  Accrued marketing costs                                                           23,183         22,019
  Accrued merger costs                                                               3,275          5,575
  Accrued restructuring and severance charges                                       16,817             --
  Accrued income taxes                                                              39,269          4,818
  Accrued warranty                                                                  20,318         19,408
  Deferred revenue                                                                  62,678         46,629
                                                                                ----------     ----------
       Total current liabilities                                                   420,809        301,693
                                                                                ----------     ----------
Long-term debt                                                                     109,995        110,147
                                                                                ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value -- Authorized -- 1,000,000 shares:
      Issued and outstanding -- none                                                    --             --
    Common stock, $.01 par value -- Authorized -- 300,000,000 shares:
       Issued and outstanding - 207,646,697 shares at June 30, 1997
       and 188,537,072 shares at June 30, 1996                                       2,076          1,885
    Additional paid-in capital                                                     911,675        474,322
    Retained earnings                                                              321,491        618,488
                                                                                ----------     ----------
       Total stockholders' equity                                                1,235,242      1,094,695
                                                                                ----------     ----------
Total liabilities and stockholders' equity                                      $1,766,046     $1,506,535
                                                                                ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               YEARS ENDED JUNE 30,
                                                    --------------------------------------------
                                                        1997             1996           1995
                                                    -----------      -----------     -----------

Revenue                                             $ 2,093,060      $ 2,056,634     $ 1,403,595
Cost of sales                                         1,074,886          945,318         630,983
                                                    -----------      -----------     -----------
   Gross profit                                       1,018,174        1,111,316         772,612
                                                    -----------      -----------     -----------

Operating expenses:
   Research and development                             269,835          213,521         145,336
   Sales and marketing                                  537,676          452,319         302,496
   General and administrative                            87,841           72,205          55,734
   In-process research and development                  356,699           39,713           6,741
   Merger related                                            --           10,231          63,419
   Restructuring and severance                           32,188               --              --
                                                    -----------      -----------     -----------
      Total operating expenses                        1,284,239          787,989         573,726
                                                    -----------      -----------     -----------

Income (loss) from operations                          (266,065)         323,327         198,886
Net interest income and other                            17,936           28,489          21,787
                                                    -----------      -----------     -----------

Income (loss) before provision for income taxes        (248,129)         351,816         220,673
Provision for income taxes                               36,913          145,491          91,687
                                                    -----------      -----------     -----------

Net income (loss)                                   $  (285,042)     $   206,325     $   128,986
                                                    ===========      ===========     ===========

Net income (loss) per share                         $     (1.46)     $      1.04     $      0.69
                                                    ===========      ===========     ===========

Weighted average common shares and equivalents          194,745          198,778         187,659
                                                    ===========      ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                           COMMON STOCK
                                                    --------------------------
                                                         NUMBER                    ADDITIONAL                       TOTAL
                                                           OF          PAR          PAID-IN       RETAINED       STOCKHOLDERS'
                                                         SHARES       VALUE         CAPITAL       EARNINGS          EQUITY
                                                    -----------    -----------    -----------    ------------   --------------
BALANCES, JULY 1, 1994                                  170,621    $     1,707    $   262,579    $   319,435    $   583,721
    Shares issued under stock plans, net                  4,878             48         33,988             --         34,036
    Tax benefits from stock plan activity                    --             --         13,271             --         13,271
    Shares issued for equity of Centillion                5,354             54         11,056         (1,720)         9,390
    Shares issued for equity of Scorpion                    384              3          3,154             --          3,157
    Elimination of Xylogics' net activity for the
     three months ended October 31, 1994                   (150)            (2)        (1,344)        (1,129)        (2,475)
    Net income                                               --             --             --        128,986        128,986
                                                    -----------    -----------    -----------    -----------    -----------
BALANCES, JUNE 30, 1995                                 181,087          1,810        322,704        445,572        770,086
    Shares issued under stock plans, net                  7,450             75         78,721        (33,409)        45,387
    Tax benefits from stock plan activity                    --             --         72,897             --         72,897
    Net income                                               --             --             --        206,325        206,325
                                                    -----------    -----------    -----------    -----------    -----------

BALANCES, JUNE 30, 1996                                 188,537          1,885        474,322        618,488      1,094,695
    Shares issued under stock plans, net                  5,132             51         74,960        (11,955)        63,056
    Tax benefits from stock plan activity                    --             --         17,214             --         17,214
    Shares issued for Penril DSP                          5,377             54        129,864             --        129,918
    Shares issued for equity of NetICs                    2,194             22         49,742             --         49,764
    Shares issued for equity of Rapid City                6,407             64        165,573             --        165,637
    Net loss                                                 --             --             --       (285,042)      (285,042)
                                                    -----------    -----------    -----------    -----------    -----------

BALANCES, JUNE 30, 1997                                 207,647    $     2,076    $   911,675    $   321,491    $ 1,235,242
                                                    ===========    ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, IN THOUSANDS)

                                                                       YEARS ENDED JUNE 30,
                                                              -----------------------------------
                                                                 1997         1996         1995
                                                              ----------   ----------   ---------
Cash flows provided by operating activities:
Net income (loss)                                             $(285,042)   $ 206,325    $ 128,986
  Adjustments to reconcile net income (loss) to cash flows
     provided by operating activities:
    Depreciation and amortization                               134,890       82,795       59,202
    In-process research and development                         356,699       39,713        6,741
    Restructuring and severance                                   9,833           --           --
Benefit from deferred income taxes                              (46,600)     (13,900)     (37,596)
    Accounts receivable                                          48,387     (141,506)     (27,783)
    Inventories                                                  99,958     (144,425)       7,648
    Other current assets                                        (21,394)     (34,945)        (965)
    Accounts payable                                             (7,838)      31,366       25,200
    Accrued expenses                                             47,032       22,338       48,363
    Accrued restructuring and severance charges                  16,817           --           --
    Deferred revenue                                             15,415       17,552       18,788
    Accrued income taxes                                         41,573       40,600       29,475
                                                              ---------    ---------    ---------
      Cash flows provided by operating activities               409,730      105,913      258,059
                                                              ---------    ---------    ---------

Cash flows used in investing activities:
  Expenditures for property and equipment                      (109,938)    (170,574)     (79,512)
  Consulting expenditures on information technology systems     (40,721)          --           --
  Purchases of investments                                     (183,820)    (422,280)    (517,868)
  Proceeds from maturities of investments                       178,290      469,320      293,457
  Proceeds from sales of investments                             27,140       47,539       15,237
  Acquisitions:
    Armon Networking, net assets                                     --      (34,231)          --
    Performance Technology, net of cash acquired                     --      (11,583)          --
    LANcity, net of cash acquired                               (58,821)          --           --
    Penril DSP                                                   (7,880)          --           --
    NetICs, net of cash acquired                                (37,410)          --           --
    ISOTRO, net of cash acquired                                (11,624)          --           --
    Rapid City                                                     (486)          --           --
  Other assets                                                    1,532        2,111       (9,823)
                                                              ---------    ---------    ---------
      Cash flows used in investing activities                  (243,738)    (119,698)    (298,509)
                                                              ---------    ---------    ---------

Cash flows provided by financing activities:
Payments of short-term borrowings related to the
    acquisition of Penril DSP                                    (4,165)          --           --
  Proceeds (payments) from issuance of long-term debt              (152)        (451)         254
  Purchases of treasury common stock                            (11,827)     (57,353)      (1,272)
  Issuances of common stock                                      65,050      102,740       35,308
                                                              ---------    ---------    ---------
      Cash flows provided by financing activities                48,906       44,936       34,290
                                                              ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents            214,898       31,151       (6,160)

Net equity activity of Centillion upon acquisition                   --           --        9,390
Net equity of Scorpion under acquisition                             --           --        3,157
Elimination of Xylogics, net cash activity for the
  three months ended October 31, 1994                                --           --       (2,476)

Cash and cash equivalents at beginning of year                  315,064      283,913      280,002
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year                      $ 529,962    $ 315,064    $ 283,913
                                                              =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid during the year                               $   6,218    $   5,927    $   6,021
                                                              =========    =========    =========
  Income taxes paid during the year                           $  41,907    $ 108,881    $  98,955
                                                              =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of the Business. Bay Networks, Inc. (the Company or Bay Networks) develops, manufactures, markets and supports a comprehensive line of data networking products and services, including high-speed routers, switches, intelligent hubs, remote and Internet access solutions and sophisticated management software providing network design and configuration solutions. These products enable end users to build or enhance their data network systems, including all levels from small local area networks to large enterprise-wide information infrastructures and telecommunication carriers.

   Basis of Presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash Equivalents, Fair Values of Financial Instruments and Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and trade receivables.

   All of the Company's cash equivalents and investments are classified as available-for-sale and are reported at fair value with material unrealized gains and losses, if any, included in stockholders' equity. The fair value of investments is based on quoted market prices. Realized gains and losses are included in net interest income and other. Cash equivalents have original maturities of three months or less. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.

   The Company sells its products to customers in diversified industries worldwide. The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations and have not been material in any year. The Company's trade receivables are derived from sales to various industries in various geographic locations.

   Foreign Currency Translation. The functional currency of each of the Company's international subsidiaries is the foreign subsidiary's local currency. Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments were not material for all periods presented. Foreign exchange transaction gains and losses were not material for all periods presented and are included in the results of operations.

   Bay Networks' international business is an important contributor to the Company's revenue and net profits. However, the majority of Bay Networks' international sales are denominated in the U.S. dollar, and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of Bay Networks' overseas offices are paid in local currencies and are subject to the effect of fluctuations in foreign currency exchange rates. The effect of foreign exchange rate fluctuations did not significantly impact the Company's operating results. Financial exposure may nonetheless result, primarily from the timing of transactions and the movement of foreign exchange rates.

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Foreign Exchange Hedging. The Company operates internationally and thus is exposed to potentially adverse movements in foreign currency rate changes. In 1997, the Company entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results.

   These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the speculative risk that might otherwise result from changes in currency exchange rate fluctuations.

   The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge includes the instrument's effectiveness in risk reduction. Gains and losses on these contracts, all of which are designated and effective as hedges of existing transactions, are recognized in operations in the period in which gains and losses on the underlying transactions occur. The Company does not use derivative financial instruments for speculative or trading purposes. In the event of termination or extinguishment of a contract, associated gains and losses would be recognized in operations in the period in which the contract was terminated or extinguished.

   These contracts contain credit risk in that the counterparty may be unable to meet the terms of the agreements. The Company has limited these agreements to major financial institutions to reduce such credit risk. Furthermore, the Company monitors the potential risk of loss with any one financial institution and does not expect any material loss as a result of default by the counterparties.

   Inventories. Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                                         JUNE 30,
                                                 -----------------------
(IN THOUSANDS)                                      1997          1996
-------------                                    ---------     ---------
Raw materials                                    $  21,068     $  98,342
Work-in-process                                     45,140        54,468
Finished goods                                      78,260        86,915
                                                 ---------     ---------
   Total inventories                             $ 144,468     $ 239,725
                                                 =========     =========

   Property and Equipment. Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term or the economic useful life of the related asset, whichever is shorter.

                                                                    JUNE 30,
                                                            -----------------------
(IN THOUSANDS)                                                 1997          1996
-------------                                               ---------     ---------
Machinery and equipment                                     $ 402,192     $ 309,473
Furniture and fixtures                                         45,188        36,685
Leasehold improvements                                         76,679        55,327
                                                            ---------       -------
   Total property and equipment                               524,059       401,485
Accumulated depreciation and amortization                    (282,990)     (189,811)
                                                            ---------     ---------
   Total property and equipment, net                        $ 241,069     $ 211,674
                                                            =========     =========

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life of five years. The Company assesses the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated future cash flows. Amortization of goodwill charged to operating expenses was $11.8 million, $0.7 million and $0.2 million in 1997, 1996, and 1995, respectively.

   Warranty. Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's warranty period is up to 12 months from the date of shipment for domestic sales and up to 15 months from the date of shipment for export sales.

   Revenue Recognition. The Company recognizes revenue from product sales and accrues for estimated returns at the time of shipment. Service revenue is recognized at the time service is provided or ratably over the contractual service period.

   Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expense was $22.0 million, $18.2 million and $7.6 million in 1997, 1996 and 1995, respectively.

   Net Income (Loss) Per Share. Net income per share was calculated using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of stock options using the treasury stock method.

   For the period in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares outstanding during the period.

   Stock-Based Compensation. As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees.

   Effect of New Accounting Standards. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on primary loss per share for the fiscal year ended June 30, 1997, and an expected increase in primary earnings per share of $0.07 and $0.04 per share for the fiscal years ended June 30, 1996 and 1995, respectively. There is expected to be no impact on fully diluted earnings (loss) per share for the fiscal years ended June 30, 1997 and 1996, and an expected increase in fully diluted earnings per share of $0.02 per share for the fiscal year ended June 30, 1995.

   In June 1997, the FASB issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt these Statements in 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or business practices.

   Reclassifications. Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  BUSINESS COMBINATIONS

   In May 1995, Bay Networks acquired Centillion Networks, Inc. (Centillion) and issued 5,353,275 shares of common stock for all the outstanding stock of Centillion in a transaction accounted for as a pooling of interests. As the results of operations and financial position of Centillion were not material to Bay Networks' 1995 consolidated financial statements, the prior years' amounts were not restated.

   In December 1995, Bay Networks acquired Xylogics, Inc. (Xylogics), in a transaction accounted for as a pooling of interests. The Company issued 8,710,865 shares of common stock for all the outstanding stock of Xylogics and reserved 1,655,275 shares of its common stock for issuance under Xylogics' stock option plans which the Company assumed in the acquisition. The accompanying consolidated financial statements for prior periods have, accordingly, been restated to reflect this transaction.

   The following information shows revenue and net income (loss) of the separate companies through the years in which the business combinations were consummated.

                                                                    YEARS ENDED JUNE 30,
                                                                  -----------------------
(IN THOUSANDS)                                                       1996         1995
-------------                                                     ---------     ---------
Revenue:
  Bay Networks                                                   $2,026,038    $1,042,665
  Xylogics                                                           30,596        61,302
  Wellfleet                                                              --       126,572
  SynOptics                                                              --       173,056
                                                                  ---------    ----------
                                                                 $2,056,634    $1,403,595
                                                                 ==========    ==========
Net Income (loss):
  Bay Networks                                                    $ 214,383    $   92,633
  Xylogics                                                           (8,058)(1)    (2,013)
  Wellfleet                                                              --        21,576
  SynOptics                                                              --        16,790
                                                                  ---------    ----------
                                                                  $ 206,325    $  128,986
                                                                  =========    ==========

----------

(1) Xylogics' net loss includes a portion of the merger related expenses.

   The following table provides information about the Company's merger related expenses for 1996 and 1995, respectively:

                                                                      YEARS ENDED JUNE 30,
                                                                      --------------------
(IN THOUSANDS)                                                          1996       1995
-------------                                                         -------    --------
Asset write-offs:
  Duplicate product line inventory                                    $ 1,000    $  4,700
  Other                                                                 4,300       4,200
                                                                      -------    --------
                                                                        5,300       8,900

Accruals (reversals):
  Duplicate facilities                                                $(5,900)   $ 15,700
  Transaction fees                                                      7,600      18,800
  Severance and related expenses                                        1,200       8,200
  Other                                                                 2,000      11,800
                                                                      -------    --------
                                                                        4,900      54,500
                                                                      -------    --------
                                                                      $10,200    $ 63,400
                                                                      =======    ========

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Of the total merger related expenses for the year ended June 30, 1995, $61.1 million relates to the Wellfleet/SynOptics combination and $2.3 million relates to the Centillion acquisition. Of the total amount for the year ended June 30, 1996, $16.1 million relates to the Xylogics acquisition and $5.9 million represents a reversal of previously recorded merger related expenses in connection with the prior year's transactions. Such reduction in the previous estimate was due primarily to the usage of facilities which the Company had previously planned to vacate. The remaining $3.3 million accrued at June 30, 1997 allows for accrued rent and severance related expenses to be paid principally over the next year.

   The Company acquired several smaller businesses during 1997, 1996, and 1995, each of which has been accounted for as a purchase. Bay Networks purchased Rapid City Communications (Rapid City) for 6,407,393 shares of the Company's common stock and reserved 137,864 shares of its common stock for issuance under Rapid City's stock option plans which the Company assumed from the acquisition. The Company purchased ISOTRO Network Management, Inc. for $11.7 million and NetICs, Inc. (NetICs) for $36.4 million and 2,193,709 shares of the Company's common stock. The Company also acquired the Digital Signal Processing (DSP) modem business of Penril DataComm Networks, Inc. (Penril DSP) for 5,377,028 shares of the Company's common stock and LANcity Corporation for $59.5 million during 1997. In 1996, the Company purchased Performance Technology, Inc. for $12.6 million and the net assets of Armon Networking, Ltd. for $34.2 million. The Company acquired Scorpion Ltd. for $9.3 million during 1995. In addition, under the terms of the NetICs agreement, the Company may pay an additional $8 million for commitment targets achieved by NetICs prior to December 1997. The purchase price of each acquired company was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of respective acquisition. Amounts allocated to developed technology, covenant-not-to-compete, trademark, customer list, workforce and goodwill are being amortized on a straight-line basis over a five year period. Amounts allocated to in-process research and development of $356.7 million, $39.7 million and $6.7 million in 1997, 1996 and 1995, respectively, were expensed upon the closing of the respective transactions. Pro forma results of operations have not been presented since the effects of these acquisitions were not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

3.  FINANCIAL INSTRUMENTS

   Cash, Cash Equivalents and Investments. All of Bay Networks' cash, cash equivalents and investments are classified as available-for-sale and consist of the following:

                                                                         JUNE 30,
                                                               ---------------------------
(IN THOUSANDS)                                                     1997            1996
-------------                                                  -----------      ----------
Estimated Fair Value:
U.S. Treasuries and obligations of U.S. Government agencies    $  155,432       $  158,000
Obligations of states and political subdivisions                  121,323          122,338
Commercial paper                                                  177,058          101,568
Short-term money market funds                                     240,014          132,740
Bankers' acceptances                                                8,761               --
Demand deposits                                                    45,368           56,150
Other debt securities                                              33,553           17,425
                                                               ----------       ----------
                                                               $  781,509       $  588,221
                                                               ==========       ==========

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   The estimated fair value of available-for-sale securities by contractual maturity is as follows:

                                                                         JUNE 30,
                                                               ---------------------------
(IN THOUSANDS)                                                     1997            1996
-------------                                                  -----------      ----------
Due in three months or less                                    $  529,962       $  315,064
Due through one year                                              105,180          119,093
Due after one year through three years                            137,623          132,547
Due after three years through five years                            8,744           21,517
                                                               ----------       ----------
                                                               $  781,509       $  588,221
                                                               ==========       ==========

   Both gross unrealized gains and losses as of June 30, 1997 and 1996, and realized gains and losses on sales of each type of security for the fiscal years ended June 30, 1997 and 1996, were not material. At June 30, 1997 and 1996, the fair value of available-for-sale investments and cash equivalents approximates cost. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

   Foreign Exchange Hedging. The Company had $17.9 million of short-term foreign exchange forward contracts outstanding which approximated the fair value of such contracts and their underlying transactions at June 30, 1997. These contracts are denominated in Japanese, Australian, Swedish, French and U.K. currencies. The outstanding forward contracts have original maturities that do not exceed two months. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at June 30, 1997 were not material. In addition, the Company has not terminated or extinguished any foreign exchange forward contracts. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments.

   Long-Term Debt. A subsidiary of the Company has outstanding $110 million of convertible subordinated debentures which bear interest of 5.25% per annum, payable semi-annually, and mature in May 2003. The debentures are convertible at the option of the holder into the Company's common stock at a conversion price of $42.61 per share. Beginning May 1996, the debentures are redeemable at the option of the Company, initially at approximately 103.7% and at decreasing prices thereafter to 100% at maturity. The fair value of these debentures is estimated based on quoted market prices obtained from a financial institution for similar debt and is $104.9 million and $99.7 million as of June 30, 1997 and 1996, respectively. The Company has reserved 2,581,717 shares of common stock for the conversion of these debentures. Interest expense, primarily related to these debentures, was $6.2 million, $5.9 million and $6.0 million in 1997, 1996 and 1995, respectively.

4.  RESTRUCTURING AND SEVERANCE CHARGES

   The Company initiated a program in the third quarter of 1997, as a result of decisions made by its management team, to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. These actions resulted in a charge of $32.2 million in the third quarter of 1997 to provide for a reduction of headcount, executive terminations, and consolidation of certain facilities. The provision, supported by appropriate levels of specificity for planned actions, was established and approved by the Company's executive management and its Board of Directors. Actual costs will be recognized as reductions in the related accrual within the period incurred.

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Following is an analysis of the components of the restructuring and severance charges recorded during the fiscal year ended June 30, 1997:

                                                                                   BALANCE
                                       TOTAL         NON-CASH                       AS OF
(IN THOUSANDS)                       PROVISION        COSTS       UTILIZED      JUNE 30, 1997
--------------                       ---------      ---------     --------      -------------
Severance, taxes and benefits        $  15,145      $   9,833     $  2,975      $       2,337
Facilities                              17,043             --        2,563             14,480
                                     ---------      ---------     --------      -------------
   Total                             $  32,188      $   9,833     $  5,538      $      16,817
                                     =========      =========     ========      =============

   The provision for severance, taxes and benefits was for obligations related to the reduction of headcount and executive terminations including agreements with the former President and Chief Executive Officer, the former Chairman of the Board and the former Chief Technical Officer. The provision included termination benefits for approximately 161 employees, of which approximately 84% were based in the United States and the remainder in Europe. Approximately 86% of the planned terminations were in sales, marketing, and service/support functions, with the balance coming from manufacturing and administrative functions. The severance payments will be paid out over the next two years, with a majority extending over the next six months. The non-cash cost of $9.8 million represents the value of options granted to certain individuals which vest beyond their last day worked. This non-cash charge was recorded as additional paid-in capital in stockholders' equity.

   The provision for facilities included primarily noncancelable lease payments, fixed costs and leasehold impairments, offset by estimated sublease rental income, associated with plans to permanently vacate excess space associated with the sales, support, and administrative operations in approximately 24 leased facilities throughout the United States, one in Europe and one in Hong Kong. The Company plans to vacate substantially all of these facilities by December 31, 1997. The leases generally have remaining terms ranging from four to nine years and as such, the related future minimum lease payments will be paid out over periods of up to nine years.

5.  COMMITMENTS AND CONTINGENCIES

   Leases. The Company leases its domestic and international facilities under cancelable, non-cancelable and month-to-month operating leases. Rent expense was $44.7 million, $27.5 million and $22.7 million in 1997, 1996 and 1995, respectively. Sublease rental income was $0.8 million in 1997.

   A subsidiary of the Company has a fifty percent interest in a limited partnership which owns one of the Company's manufacturing facilities. The Company leases this facility from the limited partnership. Minimum lease payments under this lease aggregated $11.5 million at June 30, 1997.

   Future minimum lease payments as of June 30, 1997, of which $1.2 million has been accrued as merger related expenses and $14.5 million has been accrued as restructuring related expenses, are as follows:

   (IN THOUSANDS)
   -------------                                                           OPERATING
   FISCAL YEARS ENDING                                                      LEASES
   -------------------                                                    ----------
   1998                                                                   $   39,771
   1999                                                                       35,614
   2000                                                                       34,072
   2001                                                                       27,192
   2002                                                                       19,547
   Thereafter                                                                 63,237
                                                                          ----------
   Total minimum payments required                                        $  219,433
                                                                          ==========

   The Company's sublease rental income in relation to the above operating leases is $9.7 million; $3.3 million in 1998, $2.6 million in 1999, $2.0 million in 2000, $1.3 million in 2001, and $0.5 million in 2002.

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Guarantee. At June 30, 1997, the Company has guaranteed obligations of a reseller totaling approximately $15.0 million. It is not practical to estimate the fair value of the above guarantee, however, the Company does not expect to incur losses as a result of this guarantee.

   Legal. From time to time, as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company. In the opinion of management, final judgments from such pending claims, charges and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

   On March 4, 1997, the Company announced that stockholders filed two separate lawsuits against the Company and ten of the Company's current and former officers and directors. One lawsuit has been filed in the United States District Court for the Northern District of California and alleges violations of the federal securities laws. The other lawsuit has been filed in California Superior Court, County of Santa Clara, and alleges violations of the California Corporations Code. Both lawsuits purport to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period of May 1, 1995 through October 14, 1996. Both cases are in the initial stages and no trial dates have been set.

   On April 18, 1997, a stockholder (represented by some of the same plaintiffs' law firms as in the aforementioned cases) filed a lawsuit in Santa Clara County, California Superior Court, alleging violations of the federal securities laws and California Corporations Code by the Company and nine of its current and former officers and directors. The lawsuit purports to seek damages on behalf of a class of stockholders who acquired the Company's common stock pursuant to the Registration Statement and Prospectus that became effective on November 15, 1995. This case is in the initial stages and no trial date has been set.

6.  EQUITY

   Employee Stock Option Plans. Bay Networks established a Stock Option Plan (1994 Plan) in 1994 under which it authorized 30.0 million shares of common stock for granting of either incentive or non-qualified stock options. The Company increased the shares authorized under the 1994 Plan from 41.7 million to
50.7 million in October 1996. Exercisability, option price and other terms are determined by the Board of Directors, but the option price shall not be less than the fair value of the stock at the date of grant. Options currently expire no later than eight years and generally vest at the rate of 25% after one year from the date of grant, and then ratably over the following 36 months. At June 30, 1997, 12,265,197 shares of common stock were reserved for future grants under the 1994 Plan.

   Pursuant to business combinations in 1995, the Company assumed stock option plans under which options were generally exercisable upon grant and vested at the rate of 25% after one year from the date of grant, and then ratably over the following 36 months; however, those shares received upon exercise prior to vesting were subject to repurchase by the Company. As of June 30, 1997, 2,460 shares were subject to repurchase. In addition, pursuant to the acquisition of Xylogics in 1996, Bay Networks assumed 1,655,275 outstanding options originally issued under various Xylogics stock option plans. The options generally vest at the rate of 25% per year beginning one year from the date of grant.

   Additionally, on June 25, 1997, pursuant to the acquisition of Rapid City, the Company assumed 137,864 outstanding options originally issued under various Rapid City stock option plans. The options generally vest at the rate of 25% after one year from the date of grant, and then ratably over the following 36 months; however, those shares received upon exercise of options prior to vesting are subject to repurchase by the Company. As of June 30, 1997, 2,644,588 shares were subject to repurchase.

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   In October 1996, the Board of Directors authorized the repricing of options to purchase 9,719,924 shares of common stock effective as of the close of business on October 28, 1996. These options were repriced to the fair value as of the previous day, which was $19.50 per share. Each new grant had the same number of shares as the number of shares unexercised in the grant being repriced. Under the terms of the repricing, the repriced stock option grants represent new grants, with a new vesting schedule, whether or not shares were previously vested under the original grant. The stock option grants which were repriced originally vested as follows: 25% vest one year after the grant date (or the hire date in the case of new hire grants) and then ratably over the following 36 months. Upon repricing, the repriced stock option grants will vest at the rate of 22% one year after the commencement of the original option being repriced and then ratably over the following 42 months. No employees owning 3% or more of the Company's stock participated in the repricing. This repricing may have a negative impact on the Company's earnings per share in future periods.

   Outside Directors Stock Option Plan. Bay Networks established an Outside Directors Stock Option Plan in 1994 under which it authorized 750,000 shares of common stock pursuant to a fixed formula for granting of non-qualified stock options to directors of the Company who are not employees of the Company (Outside Directors) at exercise prices not less than the fair value on the date of grant. Upon initial election or appointment, an Outside Director shall automatically receive an option to purchase 52,500 shares of common stock. An Outside Director is granted an additional 15,000 shares of common stock automatically on each of the second through seventh anniversary dates of his or her initial grant. The options granted under this plan generally vest at a rate of 33 1/3% on the one year anniversary of the date of grant and then ratably over the following 36 months. As of June 30, 1997, 362,500 shares of common stock were reserved for future grants.

   In connection with the Company's restructuring program which occurred in the third quarter of 1997, the Company recorded $9.8 million in compensation costs which represents the value of options granted to certain individuals which vest beyond their last day worked. This non-cash charge was recorded as additional paid-in capital in stockholders' equity.

   Additional information concerning stock option activity under the various plans is as follows:

                                                                 RANGE OF       WEIGHTED-
                                                   NUMBER        EXERCISE        AVERAGE
                                                  OF SHARES       PRICES      EXERCISE PRICE
                                                 ----------   -------------   --------------
OUTSTANDING AT JUNE 30, 1994                     27,816,565   $.02 - $35.06      $  11.63
Granted and assumed                              12,907,410    .18 -  26.42         16.28
Exercised                                        (4,468,013)   .02 -  22.99          6.25
Forfeited                                        (2,779,672)   .10 -  35.06         15.62
                                                -----------   -------------      --------
OUTSTANDING AT JUNE 30, 1995                     33,476,290    .02 -  35.06         13.65
Granted                                           6,134,745  19.69 -  43.96         36.86
Exercised                                        (8,625,632)   .02 -  35.06         10.19
Forfeited                                        (1,902,955)   .10 -  43.81         19.32
                                                -----------   -------------      --------
OUTSTANDING AT JUNE 30, 1996                     29,082,448    .03 -  43.96         18.68
Granted and assumed                              26,945,218    .10 -  29.38         20.35
Exercised                                        (5,038,188)   .03 -  26.50         11.26
Forfeited                                        (7,463,091)   .18 -  43.96         25.18
Canceled                                         (9,719,924)   .18 -  43.96         25.18
                                                -----------   -------------      --------
OUTSTANDING AT JUNE 30, 1997                     33,806,463   $.03 - $43.96      $  17.81
                                                ===========   =============      ========

OPTIONS EXERCISABLE AT:
JUNE 30, 1997                                    32,513,376   $.03 - $43.96      $  17.82
JUNE 30, 1996                                    26,279,561   $.03 - $43.96      $  19.06
JUNE 30, 1995                                    28,498,275   $.02 - $35.06      $  13.88

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   The range of exercise prices for options at June 30, 1997 is wide due primarily to the low exercise prices of options assumed with specific acquisitions and the high volatility of the price of the Company's common stock over the period of the grants.

   The following table summarizes information about stock options outstanding at June 30, 1997:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                      -------------------------------------------      -------------------------------
                                  WEIGHTED-AVERAGE
                                      REMAINING      WEIGHTED-                             WEIGHTED-
RANGE OF                 NUMBER   CONTRACTUAL LIFE    AVERAGE          NUMBER              AVERAGE
EXERCISE PRICES       OUTSTANDING    (IN YEARS)    EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
-------------------   -----------    -----------   --------------      -----------      --------------
$ 0.0333 - $12.4933    4,332,268         4.22         $  5.2942          4,048,696        $  5.0997
$12.5000 - $15.5833    3,082,313         7.06         $ 14.7140          2,862,259        $ 14.7629
$15.6667 - $16.4167    2,658,854         7.35         $ 16.3092          2,520,396        $ 16.3132
$16.4583 - $17.5000    1,508,249         7.94         $ 17.3313          1,443,587        $ 17.3507
$17.5833 - $18.9667    3,568,815         5.62         $ 18.5675          3,488,935        $ 18.5836
$19.1250 - $19.5000   10,674,090         7.33         $ 19.4995         10,667,490        $ 19.4997
$19.5067 - $21.3750    2,742,368         7.42         $ 20.6982          2,605,233        $ 20.7403
$21.4167 - $23.7500    3,320,589         6.83         $ 23.0628          3,111,538        $ 23.0517
$23.7917 - $30.1250    1,338,105         7.39         $ 25.5260          1,247,420        $ 25.5412
$30.8333 - $43.9583      580,812         6.51         $ 38.6282            517,822        $ 38.1782
                      ----------      -------         ---------         ----------        ---------

$ 0.0333 - $43.9583   33,806,463         6.70         $ 17.8112         32,513,376        $ 17.8174
                      ==========      =======         =========         ==========        =========


   Employee Stock Purchase Plan. Bay Networks established an Employee Stock Purchase Plan (the Purchase Plan) in 1994 under which 1,587,069 shares of common stock remain available for future purchases. Each eligible employee may purchase shares of common stock through the accumulation of payroll deductions of up to 10% of each participating employee's gross wages not to exceed a maximum of $5,040 per purchase period. The Purchase Plan authorizes the purchase of shares of common stock at the end of semi-annual purchase periods beginning May 1 and November 1 of each year. The purchase price is an amount equal to 85% of its fair value determined as of the beginning of an offering period and the end of a purchase period. Employees purchased 1,108,222 shares in 1997 (696,712 and 613,070 shares in 1996 and 1995, respectively) for $17.9 million ($13.9 million and $8.2 million in 1996 and 1995, respectively.) The Purchase Plan will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the Purchase Plan at this time.

   Stock Purchase Rights Plan. Under a preferred stock purchase rights plan, adopted by the Company's Board of Directors on February 7, 1995, stockholders of the Company received rights to purchase stock in the Company, or in an acquirer of the Company, at a discounted price, under certain circumstances and in the event of particular hostile efforts to acquire control of the Company. The rights may be redeemed pursuant to the plan by the Board of Directors. The rights expire on February 7, 2005.

   Stock-Based Compensation. Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value method of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                         STOCK                 THE
                                                      OPTION PLANS         PURCHASE PLAN
                                                     --------------       ---------------
                                                     1997      1996       1997      1996
                                                     ----      ----       ----      ----
Expected life (in years)                              4.4      4.4         0.5       0.5
Volatility                                            54%      54%         58%       52%
Risk-free interest rate                              6.14%    5.77%       5.39%     5.30%

   The weighted-average estimated fair value of stock options granted during 1997 and 1996 was $6.93 and $15.49 per share, respectively. The weighted-average estimated fair value of shares granted under the Purchase Plan during 1997 and 1996 was $8.51 and $16.22 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the options' vesting period of four years (for options) and the six-month purchase period (for stock purchases under the Purchase Plan). The Company's pro forma information is as follows:

                                                                  YEARS ENDED JUNE 30,
                                                               -------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           1997          1996
---------------------------------------                        -----------    ----------
Net income (loss)
             As reported                                       $ (285,042)    $  206,325
             Pro forma                                         $ (350,248)    $  176,222

Net income (loss) per share
             As reported                                       $    (1.46)    $     1.04
             Pro forma                                         $    (1.80)    $     0.89

   Because SFAS 123 is applicable only to awards granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until approximately 1999.

7.  EMPLOYEE BENEFIT PLAN

   The Company maintains the Bay Networks, Inc. 401(k) Plan (the Plan) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. Eligible employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. The Company will make matching contributions unless business conditions dictate otherwise, pursuant to a fixed formula and up to a maximum of $1,500 per year. Bay Networks' matching contributions to the Plan totaled $4.2 million in 1997, $3.4 million in 1996 and were not material in 1995.

8.  NOTES RECEIVABLE FROM OFFICERS

   In 1997, the Company loaned three of its officers an aggregate of $1.5 million included in other assets. At June 30, 1997, the total amount remains outstanding. One officer repaid $0.4 million of the principal outstanding in July 1997. The notes are non-interest bearing and are due over the next five years. The discount on the notes is amortized and recorded to operations.

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  INCOME TAXES

   The components of the provision for income taxes are as follows:

                                           YEARS ENDED JUNE 30,
                                   -----------------------------------
(IN THOUSANDS)                        1997         1996        1995
-------------                      ---------    ---------    ---------
Current:
  Federal                          $  64,028    $ 131,676    $ 103,206
  State                               11,080       21,262       19,821
  Foreign                              8,405        6,453        6,256
                                   ---------    ---------    ---------
                                      83,513      159,391      129,283
Deferred:
  Federal                            (43,737)      (8,346)     (31,927)
  State                               (5,735)      (1,171)      (5,669)
  Foreign                              2,872       (4,383)          --
                                   ---------    ---------    ---------
                                     (46,600)     (13,900)     (37,596)
                                   ---------    ---------    ---------
Total provision for income taxes   $  36,913    $ 145,491    $  91,687
                                   =========    =========    =========

The components of the Company's total income (loss) before provision for income taxes are as follows:

                                                YEARS ENDED JUNE 30,
                                        -----------------------------------
(IN THOUSANDS)                             1997        1996         1995
-------------                           ---------    ---------    ---------
Domestic                                $(255,389)   $ 363,282    $ 205,273
Foreign                                     7,260      (11,466)      15,400
                                        ---------    ---------    ---------
Total                                   $(248,129)   $ 351,816    $ 220,673
                                        =========    =========    =========


   The Company's effective tax rate was different from the U.S. statutory income tax rate due to the following:

                                                                  YEARS ENDED JUNE 30,
                                                               --------------------------
                                                                 1997     1996     1995
                                                               -------   -------   ------
U.S. federal statutory tax rate                                  35.0%     35.0%     35.0%
State taxes, net of federal income tax benefit                   (1.4)      3.3       3.5
Tax benefit from Foreign Sales Corporation                        0.8      (1.8)     (2.6)
Research & development (R&D) tax credits                          2.2        --        --
Goodwill amortization                                            (1.2)       --        --
In-process R&D costs relating to acquisitions                   (50.3)       --        --
Merger related expenses                                            --       1.9       3.5
Foreign losses not benefitted                                      --       1.9        --
Other                                                              --       1.1       2.1
                                                               ------    ------    ------
                                                                (14.9%)    41.4%     41.5%
                                                               ======    ======    ======

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax assets (net of deferred tax liabilities) are comprised primarily of the following:

                                                                               YEARS ENDED JUNE 30,
                                                                               --------------------
(IN MILLIONS)                                                                    1997      1996
------------                                                                    --------  -------
Reserves not currently deductible for tax purposes                              $  105.5  $  67.8
Compensation accruals not currently deductible for tax purposes                      8.5      6.1
Net operating losses and credit carryforwards acquired from domestic entities        9.1      7.0
Less valuation reserve against above carryforwards                                  (9.1)    (6.8)
Property and equipment                                                               7.2      2.8
Other individually immaterial items                                                  7.6      5.3
                                                                                --------  -------
Total                                                                           $  128.8  $  82.2
                                                                                ========  =======

   At June 30, 1997, the Company has available the following acquired tax carryforwards. Utilization of these carryforwards may be subject to substantial limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986.

                                                                      FEDERAL        YEARS OF
     TYPE OF TAX CARRYFORWARD:      COMPANY FROM WHICH ACQUIRED:      AMOUNTS       EXPIRATION
     -------------------------      ----------------------------   -------------    ----------
Net operating losses                Coral Network Corporation      $10.6 million    2003-2007
                                    Performance Technology, Inc.     4.4 million    2007-2009
                                    LANcity, Inc.                    9.9 million    1999-2011

General Business Tax Credits        Coral Network Corporation      $ 0.2 million    2003-2007
                                    Performance Technology, Inc.     0.2 million    2007-2009

10.  GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION

   No one customer accounted for more than 10% of the Company's revenue in 1997. One reseller customer accounted for approximately 13% ($263.0 million) and 14% ($198.0 million) of the Company's revenue in 1996 and 1995, respectively.

   The Company's foreign operations consists primarily of sales, marketing, and service activities in subsidiaries throughout the world. The Company's export sales represented 35.0%, 34.8% and 32.7% of revenue in 1997, 1996 and 1995, respectively. Substantially all of the export sales each year were denominated in U.S. dollars.

                               BAY NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Operating income generated by the foreign operations of the Company and their corresponding identifiable assets were not material to the Company in 1995. Summarized financial information by major geographic area is as follows:

                                                                      YEARS ENDED JUNE 30,
                                                           -----------------------------------------
(IN THOUSANDS)                                                 1997           1996          1995
--------------                                             -----------    -----------   ------------
Revenue from unaffiliated customers in the United States   $ 1,360,196    $ 1,340,136    $   945,221
Export sales from the United States:
  Europe                                                       478,059        469,762        300,896
  Other                                                        254,805        246,736        157,478
                                                           -----------    -----------    -----------
                                                           $ 2,093,060    $ 2,056,634    $ 1,403,595
                                                           ===========    ===========    ===========

Operating Income (loss):
  United States                                            $  (275,257)   $   341,765
  Europe                                                         4,101        (18,181)
  Other                                                          4,599          5,905
  Eliminations                                                     492         (6,162)
                                                           -----------    -----------
                                                           $  (266,065)   $   323,327
                                                           ===========    ===========
Identifiable assets:
  United States                                            $ 1,704,239    $ 1,452,935
  Europe                                                        52,763         50,241
  Other                                                         18,708         11,052
  Eliminations                                                  (9,664)        (7,693)
                                                           -----------    -----------
                                                           $ 1,766,046    $ 1,506,535
                                                           ===========    ===========

11.  SELECTED QUARTERLY DATA (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                ----------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STOCK PRICE DATA)    SEP. 30     DEC. 31      MAR. 31     JUN. 30
------------------------------------------------------------    ---------   ---------    ---------   ---------
1997:
Revenue                                                         $ 522,654   $ 514,537    $ 512,893   $ 542,976
Gross profit                                                      272,739     229,661      252,662     263,112
Income (loss) before provision (benefit)
  for income taxes (1)                                             33,372    (177,107)         401    (104,795)
Net income (loss)                                                   5,625    (172,884)         255    (118,038)
Net income (loss) per share                                          0.03       (0.90)          --       (0.59)

1996:
Revenue                                                         $ 457,773   $ 541,601    $ 521,715   $ 535,545
Gross profit                                                      251,563     293,388      279,428     286,937
Income before provision for income taxes                          100,770      99,270       63,542      88,234
Net income                                                         63,168      58,826       29,187      55,144
Net income per share                                                 0.32        0.29         0.15        0.28


(1) Includes charges of $42.7 million, $165.5 million, and $148.5 million, for the three months ended September 30, 1996, December 31, 1996, and June 30, 1997, respectively, for in-process research and development charges resulting from acquisitions, and restructuring and severance charges of $32.2 million for the three months ended March 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

   No changes in or disagreements with the Company's independent accountants occurred during the fiscal year ended June 30, 1997.

                                    PART III

   Certain information required by Part III is omitted from this Report in that the Company will have filed its definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the directors of the Company is set forth under the caption "Information about Bay Networks - Management" in the Company's definitive Proxy Statement (the Proxy Statement) in connection with the Annual Meeting of Stockholders to be held October 21, 1997. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of Registrant." Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "Executive Compensation and Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information relating to executive compensation is set forth under the caption "Executive Compensation and Other Matters - Executive Compensation," "-- Stock Options Granted in Fiscal 1997," "-- Option Exercises and Fiscal 1997 Year-End Values," "-Severance, Employment and Change of Control Arrangements," and "-- Compensation of Directors," in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Information about Bay Networks -- Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to certain relationships and related transactions is set forth under the caption "Executive Compensation and Other Matters -- Certain Relationships and Related Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. List of Financial Statements.

       Report of Independent Auditors
       Consolidated balance sheets at June 30, 1997 and June 30, 1996 Consolidated statements of operations for the three years ended June 30, 1997, 1996 and 1995
       Consolidated statements of stockholders' equity for the three years ended June 30, 1997, 1996 and 1995
       Consolidated statements of cash flows for the three years ended June 30, 1997, 1996 and 1995
       Notes to consolidated financial statements
       Selected quarterly data (unaudited):
          Three months ended fiscal years 1997 and 1996

   2. Financial Statement Schedule.

       II Valuation Accounts for the years ended June 30, 1997, 1996, and 1995

       All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

   3. List of Exhibits.

       The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K.

       A report on Form 8-K dated June 25, 1997, was filed by the Company under
       Item 5 announcing the completion of a transaction between the Company and Rapid City Communications (Rapid City) whereby a wholly-owned subsidiary of the Company merged (the Merger) with and into Rapid City. Upon completion of the Merger, Rapid City became a wholly-owned subsidiary of the Company.

(c) See Item 14(a)(3) above.

(d) See Item 14 (a)(2) above.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 24th day of September, 1997.

                                            BAY NETWORKS, INC.

                                            By:/s/  DAVID L. HOUSE
                                               ---------------------------------
                                               David L. House
                                               Chairman of the Board, President
                                               and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                       TITLE                         DATE
           ---------                       -----                         ----

      /s/  DAVID L. HOUSE       Chairman of the Board, President    September 24, 1997
-----------------------------   and Chief Executive Officer
        David L. House          (Principal Executive Officer)


      /s/  DAVID J. RYNNE       Executive Vice President and        September 24, 1997
-----------------------------   Chief Financial Officer
        David J. Rynne          (Principal Financial Officer)


       /s/  ROB G. SEIM         Vice President and                  September 24, 1997
-----------------------------   Corporate Controller
          Rob G. Seim           (Principal Accounting Officer)


       /s/  ARTHUR CARR         Director                            September 24, 1997
-----------------------------
          Arthur Carr

  /s/  SHELBY H. CARTER, JR.    Director                            September 24, 1997
-----------------------------
     Shelby H. Carter, Jr.

     /s/  KATHLEEN A. COTE      Director                            September 24, 1997
-----------------------------
       Kathleen A. Cote

      /s/  JOHN S. LEWIS        Director                            September 24, 1997
-----------------------------
         John S. Lewis

    /s/  ANDREW K. LUDWICK      Director                            September 24, 1997
-----------------------------
       Andrew K. Ludwick

   /s/  BENJAMIN F. ROBELEN     Director                            September 24, 1997
-----------------------------
      Benjamin F. Robelen

     /s/ RONALD V. SCHMIDT      Director                            September 24, 1997
-----------------------------
       Ronald V. Schmidt

     /s/  PAUL J. SEVERINO      Director                            September 24, 1997
-----------------------------
       Paul J. Severino

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

   We have audited the consolidated financial statements of Bay Networks, Inc. as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated July 18, 1997 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule of Bay Networks, Inc. listed in Item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                       /s/ ERNST & YOUNG LLP

Palo Alto, California
July 18, 1997

                                                                     SCHEDULE II

                               BAY NETWORKS, INC.
                               VALUATION ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT                                     BALANCE
                                       BEGINNING  CHARGE TO                          AT END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS:       OF PERIOD   EXPENSE   WRITE-OFFS   OTHER        PERIOD
--------------------------------      ----------  ---------  ----------  -------     ----------
June 30, 1997                          $ 9,683    $ 1,237    $(2,443)    $    --     $    8,477
                                       =======    =======    =======     =======     ==========
June 30, 1996                          $10,441    $ 1,364    $(2,122)    $    --     $    9,683
                                       =======    =======    =======     =======     ==========
June 30, 1995                          $10,935    $ 1,482    $(2,077)       $101(1)  $   10,441
                                       =======    =======    =======     =======     ==========


(1) Due to the differing fiscal years of the Company and Xylogics amount represents the elimination of Xylogics' net allowance for doubtful accounts activity for the three months ended October 31, 1994.

INDEX TO EXHIBITS

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

10.1 Lease Agreement for real property dated May 31, 1995, between Technology Park VII Limited Partnership and the Registrant, which is incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K dated September 22, 1995.

10.2 Lease Agreement for real property dated November 29, 1994, between SNC LAB SUD and the Registrant, which is incorporated by reference to
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K dated September 22, 1995.

10.3*     Amended and Restated 1994 Stock Option Plan, as amended on July 25,
          1996.

10.4* Amended and Restated 1994 Outside Directors Stock Option Plan, as amended effective on August 15, 1996.

10.5* Amended and Restated 1994 Employee Stock Purchase Plan, as amended on October 17, 1996.

10.6* 1991 Director Stock Option Plan, which is incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-41349) filed with the Securities and Exchange Commission June 21, 1991.

10.7* Form of Stock Option agreements under the SynOptics Communications Inc. Amended and Restated 1986 Stock Option Plan assumed by the Registrant which is incorporated herein by reference to Exhibit 10.21 to the 1990 Form 10-K of SynOptics Communications, Inc.

10.8 Agreement and Plan of Merger dated as of May 9, 1995 among the Registrant, Cent Merger Co., Inc. and Centillion Networks, Inc., which is incorporated herein by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated May 11, 1995.

10.9 Agreement and Plan of Merger dated as of September 5, 1995 among the Registrant, Branch Merger Co., Inc. and Xylogics, Inc. which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated December 15, 1995.

10.10 Indenture, dated as of April 23, 1993, between SynOptics Communications, Inc. and The First National Bank of Boston for 5.25% Convertible Subordinated Debentures due 2003, which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended July 2, 1993 of SynOptics Communications, Inc.

10.11 First Supplemental Indenture dated as of October 20, 1994 among SynOptics Communications, Inc., Wellfleet Communications, Inc., and The First National Bank of Boston, which is incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K dated September 22, 1995.

EXHIBIT NO.                       DESCRIPTION

10.12     Guaranty dated as of October 20, 1994 between Wellfleet
          Communications, Inc. and The First National Bank of Boston, which is incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K dated September 22, 1995.

10.13 Lease Agreement dated June 1, 1990 between the Registrant and Sobrato Interests for the Company's principal executive offices, which is incorporated by reference to Exhibit 10.43 of the 1990 Form 10-K of SynOptics Communications, Inc.

10.14 Amendment, dated March 2, 1992, to the lease agreement dated June 1, 1990 between the Registrant and Sobrato Interests for the Registrant's principal executive offices, which is incorporated by reference to
          Exhibit 10.12 of the 1991 Form 10-K of SynOptics Communications, Inc.

10.15 Limited Partnership Agreement dated March 2, 1992 between SynOptics Real Estate, Inc. and Sobrato Interests to form Astra Real Estate, Inc., which is incorporated by reference to Exhibit 10.16 of the 1991 Form 10-K of SynOptics Communications, Inc.

10.16 Guaranty of SynOptics Communications, Inc. of real estate obligations of SynOptics Real Estate, Inc., which is incorporated by reference to
          Exhibit 10.17 of the 1991 Form 10-K of SynOptics Communications, Inc.

10.17 Lease Agreement dated March 2, 1992 between the Registrant and Astra Real Estate, Inc., which is incorporated by reference to Exhibit 10.18 of the 1991 Form 10-K of SynOptics Communications, Inc.

10.18 Plan and Agreement of Merger dated as of June 16, 1996 and amended on August 5, 1996 by and among the Registrant, Penril DataComm Networks, Inc. and Beta Acquisition Corp., which is incorporated by reference to
          Exhibit 2.1 to the Registrant's Annual Report on Form 10-K dated September 5, 1996.

10.19* Employment Agreement with David L. House, Chairman of the Board, President and Chief Executive Officer, effective on October 30, 1996.

10.20* Letter Agreement with Lloyd A. Carney, Executive Vice President and General Manager, Enterprise Business Group, dated March 18, 1997 and Promissory Note dated May 22, 1997.

10.21* Letter Agreement with Stephen G. Pearse, Executive Vice President and General Manager, Internet/Telecom Business Group, dated June 16, 1997.

10.22* Letter Agreement with David J. Rynne, Executive Vice President and Chief Financial Officer, effective on December 30, 1996.

10.23* Employment Agreement with David A. Shrigley, Executive Vice President for Sales, Service and Marketing, effective on November 6, 1996.

10.24* Letter Agreement with Andrew K. Ludwick, former President and Chief Executive Officer, dated January 23, 1997.

10.25* Letter Agreement with Paul J. Severino, former Chairman of the Board, dated January 23, 1997.

10.26* Letter Agreement with Ronald V. Schmidt, former Chief Technical Officer, dated January 23, 1997.

10.27* Employee Retention Agreement with Bruce I. Sachs, former Executive Vice President and General Manager, Internet/Telecom Business Group dated as of October 31, 1992, Modification of Employee Retention Agreement with Bruce I. Sachs, effective September 5, 1995, and Letter Agreement with Bruce I. Sachs, dated November 25, 1996.

EXHIBIT NO.                       DESCRIPTION

10.28* Agreement with Richard D. Eyestone, former Senior Vice President, Product and Market Management, Enterprise Business Unit, dated February 5, 1997.

11        Statement Regarding Computation of Per Share Earnings.

21        Subsidiaries of the Registrant.

23        Consent of Ernst & Young LLP, Independent Auditors.

27        Financial Data Schedule.


   ----------

*  Indicates compensatory plan or arrangement.