Form 10-Q
period 1997-09-27
BAY NETWORKS INC
filed 1997-11-10
CIK 876516

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q
(MARK ONE)
     [X]               QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

     [ ]                TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-19366

                             ----------------------

                               BAY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         04-2916246
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


                           4401 GREAT AMERICA PARKWAY
                         SANTA CLARA, CALIFORNIA  95054
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

                             Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           211,589,659 shares of Common Stock, $.01 par value, as of October 25, 1997

This report on Form 10-Q includes exhibits. The exhibit index is located on page 16 of this report.

================================================================================

                               BAY NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 27, 1997


                                      INDEX

                                                                                        PAGE

PART I           FINANCIAL INFORMATION

Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets - September 27, 1997
                   and June 30, 1997                                                       3

                 Condensed Consolidated Statements of Income - Three Months
                   Ended September 27, 1997 and September 30, 1996                         4

                 Condensed Consolidated Statements of Cash Flows - Three Months
                   Ended September 27, 1997 and September 30, 1996                         5

                 Notes to Condensed Consolidated Financial Statements                    6-7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                        8-13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     13


PART II          OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                               14

           Signature                                                                      15

           Exhibit Index                                                                  16


                       PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BAY NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          SEPTEMBER 27,    JUNE 30,
                                                              1997            1997
                                                           ----------     ----------
                                                           (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                              $  560,374     $  529,962
    Short-term investments                                    266,262        105,180
    Accounts receivable, net of allowance for doubtful
       accounts of $7,693 at September 27, 1997 and
       $8,477 at June 30, 1997                                250,183        277,860
    Inventories                                               144,096        144,468
    Deferred income taxes                                     127,726        121,596
    Other current assets                                       42,383         69,351
                                                           ----------     ----------
         Total current assets                               1,391,024      1,248,417
Investments                                                   138,124        146,367
Property and equipment, net                                   237,225        241,069
Goodwill                                                      107,907        113,811
Other assets                                                   26,125         16,382
                                                           ----------     ----------
                                                           $1,900,405     $1,766,046
                                                           ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $  112,804     $  117,596
    Accrued expenses                                          208,705        201,266
    Accrued income taxes                                       36,866         39,269
    Deferred revenue                                           66,939         62,678
                                                           ----------     ----------
         Total current liabilities                            425,314        420,809
Long-term debt                                                110,744        109,995
Stockholders' equity                                        1,364,347      1,235,242
                                                           ----------     ----------
                                                           $1,900,405     $1,766,046
                                                           ==========     ==========











   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                            THREE MONTHS ENDED
                                                        --------------------------
                                                        SEPTEMBER 27,    SEPTEMBER 30,
                                                          1997              1996
                                                        --------          --------
                                                               (unaudited)
Revenue                                                 $601,280          $522,654
Cost of sales                                            294,888           249,915
                                                        --------          --------
  Gross profit                                           306,392           272,739
                                                        --------          --------
Operating expenses:
  Research and development                                80,927            54,954
  Sales and marketing                                    135,890           128,215
  General and administrative                              24,409            19,575
  In-process research and development                      7,392            42,648
                                                        --------          --------
     Total operating expenses                            248,618           245,392
                                                        --------          --------
Income from operations                                    57,774            27,347
Net interest income and other                              8,655             6,025
                                                        --------          --------
Income before provision for income taxes                  66,429            33,372
Provision for income taxes                                25,099            27,747
                                                        --------          --------
Net income                                              $ 41,330          $  5,625
                                                        ========          ========
Net income per share                                    $   0.19          $   0.03
                                                        ========          ========
Weighted average common shares and equivalents           220,600           196,345
                                                        ========          ========














   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Increase (decrease) in cash and cash equivalents, in thousands)



                                                                             THREE MONTHS ENDED
                                                                        -----------------------------
                                                                        SEPTEMBER 27,     SEPTEMBER 30,
                                                                           1997                1996
                                                                        ---------           ---------
                                                                                 (unaudited)
Cash flows provided by operating activities:
    Net income                                                          $  41,330           $   5,625
    Adjustments to reconcile net income to cash flows
       provided by operating activities:
         Depreciation and amortization                                     39,240              25,526
         In-process research and development                                7,392              42,648
         Deferred income taxes                                             (5,608)              2,238
         Changes in operating assets and liabilities:
            Accounts receivable                                            27,677              29,099
            Inventories                                                       372              26,950
            Other current assets                                           26,968             (16,569)
            Accounts payable                                               (4,792)               (991)
            Accrued expenses                                                 (561)              4,926
            Accrued income taxes                                           15,664              22,355
            Deferred revenue                                                4,261               2,799
                                                                        ---------           ---------
         Cash flows provided by operating activities                      151,943             144,606
                                                                        ---------           ---------

Cash flows used in investing activities:
    Expenditures for property and equipment                               (22,530)            (23,973)
    Consulting expenditures on information technology systems              (5,759)            (20,679)
    Purchases of investments                                             (177,864)            (46,384)
    Proceeds from maturities of investments                                25,025              39,358
    Proceeds from sales of investments                                       --                 1,049
    Payments for acquisition of LANcity Corporation,
       net of cash acquired                                                  --               (58,821)
    Other assets                                                           (4,939)              2,078
                                                                        ---------           ---------
         Cash flows used in investing activities                         (186,067)           (107,372)
                                                                        ---------           ---------

Cash flows provided by (used in) financing activities:
    Payments of long-term debt                                               --                   (67)
    Purchase of treasury common stock                                        --               (22,314)
    Issuances of common stock                                              64,536              10,810
                                                                        ---------           ---------
         Cash flows provided by (used in) financing activities             64,536             (11,571)
                                                                        ---------           ---------

Net increase in cash and cash equivalents                                  30,412              25,663
Cash and cash equivalents, beginning of period                            529,962             315,064
                                                                        ---------           ---------
Cash and cash equivalents, end of period                                $ 560,374           $ 340,727
                                                                        =========           =========






















   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

   Bay Networks, Inc. (the Company or Bay Networks) develops, manufactures, markets, sells and supports a comprehensive line of data networking products and services. The Company provides products that meet the connectivity requirements of corporate enterprises, network service providers and telecommunications carriers. The Company offers products such as switches, routers, shared media hubs, remote and Internet access solutions, Internet Protocol (IP) services and network management applications, that operate under open standards. The Company's products provide adaptive networking solutions to network managers that allow seamless operation of multi-protocol and multi-vendor networks.

   The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for the in-process research and development charges incurred during the three month periods ended September 27, 1997 and September 30, 1996. The results of operations for the interim periods presented are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended June 30, 1997, included in the Company's 1997 Annual Report on Form 10-K.

  Beginning with the first quarter of fiscal year 1998, for purposes of operational efficiency, the Company's fiscal quarters now end on the Saturday closest to the end of each calendar quarter. Accordingly, for fiscal year 1998, the fiscal quarters end on September 27, 1997, December 27, 1997, March 28, 1998, and the fiscal year will end on June 27, 1998.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.  CONSOLIDATED BALANCE SHEET INFORMATION

   Inventories. Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                             SEPTEMBER 27, 1997       JUNE 30, 1997
                                             ------------------       -------------
(in thousands)                                  (unaudited)
Raw materials                                    $ 24,790               $ 21,068
Work-in-process                                    38,337                 45,140
Finished goods                                     80,969                 78,260
                                                 --------               --------
   Total inventories                             $144,096               $144,468
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

                                               SEPTEMBER 27, 1997   JUNE 30, 1997
                                               ------------------   -------------
(in thousands)                                    (unaudited)
Machinery and equipment                            $ 429,354           $ 402,192
Furniture and fixtures                                46,160              45,188
Leasehold improvements                                72,294              76,679
                                                   ---------           ---------
   Total property and equipment                      547,808             524,059
Accumulated depreciation and amortization           (310,583)           (282,990)
                                                   ---------           ---------
   Total property and equipment, net               $ 237,225           $ 241,069
                                                   =========           =========

3.  FOREIGN EXCHANGE HEDGING

   The Company had $18.3 million of short-term foreign exchange forward contracts outstanding which approximated the fair value of such contracts and their underlying transactions at September 27, 1997. These contracts are denominated in Australian, French, Japanese, Canadian, German and U.K. currencies. The outstanding contracts have original maturities that do not exceed two months. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at September 27, 1997, were not material. In addition, the Company has not terminated or extinguished any foreign exchange forward contracts. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments.

4.  INCOME TAXES

   The Company's provision for income taxes for the three month period ended September 27, 1997, is based upon the Company's estimate of the effective tax rate for fiscal year 1998. The Company's effective tax rate for the three month period ended September 27, 1997, was 34% excluding the effect of the in-process research and development charge which was not deductible for income tax purposes. The Company's accrued income taxes was reduced by a tax benefit from employee stock option transactions of $18.1 million for the three month period ended September 27, 1997, which was credited directly to stockholders' equity.

5.  NET INCOME PER SHARE

   Net income per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of stock options using the treasury stock method.

6.  SIGNIFICANT CUSTOMERS

   One reseller customer accounted for 12.9% of the Company's revenue in the first quarter of fiscal year 1998 and another reseller customer accounted for 10.9% in the first quarter of fiscal year 1997.

7.  ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. There is expected to be an increase in primary earnings per share of $0.01 for the first quarter of fiscal year 1998 and no impact on primary earnings per share for the first quarter of fiscal year 1997. There is expected to be no impact on fully diluted earnings per share for the first quarter of fiscal year 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK FACTORS

  The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein as well as the section entitled "Risk Factors That May Affect Future Results." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the data networking industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

  With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results," as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, may affect the Company's actual results and cause actual results to differ materially from those in any forward-looking statements.

RESULTS OF OPERATIONS

   Revenue. Revenue was $601.3 million for the first quarter of fiscal 1998 as compared to $522.7 million for the first quarter of fiscal 1997, an increase of 15.0%. This increase resulted from increased sales of the Company's switching products, increased service revenue and continued growth in international operations. The Company experienced significant growth in its switching products, due to competitive product offerings in the switching market, entry into stackable and network center switching products, and market acceptance of the Company's network manageability solutions for total infrastructure support. Revenue for the first quarter of fiscal 1998 increased $58.3 million or 10.7%, compared to revenue of $543.0 million in the fourth quarter of fiscal 1997. Sales increased from the fourth quarter of fiscal 1997 in all principal product lines, except for remote access.

   International revenue increased 21.8% to $212.6 million for the first quarter of fiscal 1998, as compared to $174.6 million for the comparable period of the prior year. International revenue represented approximately 35.4% and 33.4% of total revenue for the first quarter of fiscal 1998 and fiscal 1997, respectively. The increases in absolute dollars and as a percentage of total revenue were a result of continued growth in the international markets. The growth primarily occurred in Japan and Europe due to the strengthening of distribution channels and improved international standards-based switching and routing products, respectively. However, this growth was partially offset by currency devaluation in the Asia/Pacific markets, resulting in a reduction of capital expenditures from businesses located in these regions. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. The effects of foreign exchange rate fluctuations may adversely impact the Company's operating results in future periods. Revenue in past periods may not be indicative of future revenue, which may be affected by other factors discussed elsewhere herein, as well as other business environment and risk factors.

   Gross Profit. Gross profit decreased to 51.0% of revenue for the first quarter of fiscal 1998, from 52.2% for the comparable period of the prior year. However, in absolute dollars gross profit increased $33.7 million or 12.3% to $306.4 million for the first quarter of fiscal 1998, from $272.7 million for the comparable period of the prior year. The gross profit percentage decline was a result of a shift in product mix from higher margin shared media and router products to lower margin router, remote access and switching products, including stackable LAN and WAN equipment used in small enterprise/small office environments, and lower prices due to competitive pricing actions taken by the Company in the later part of fiscal 1997 which have carried over into fiscal 1998. The increase in absolute dollars is attributable to increased unit sales of the Company's products, primarily driven by the introduction of new products and enhancements to existing products. Changes in material and labor costs and distribution channels, may have an adverse effect on gross profit percentages in the future. For a description of additional risks which may impact gross profit, see the section entitled "Risk Factors that May Affect Future Results."

   Research and Development. Research and development expenses for the first quarter of fiscal 1998 increased 47.3% to $80.9 million from $55.0 million for the comparable period of the prior year. As a percentage of revenue, expenses were 13.5% in the first quarter of fiscal 1998 and 10.5% in the comparable period of the prior year. The increase in expenses relates to the costs associated with an increased research and development staff, costs associated with acquisitions of businesses in the process of developing technologies, and improving and expanding facilities and depreciation of equipment used in the development of new products and product enhancements. The Company plans to continue to increase research and development spending in absolute dollars in order to pursue its goal of developing a broader range of new products needed for timely product introductions to the market. As a result of the Company's research and development efforts, new product sales accounted for 46.7% of revenue during the first quarter of fiscal 1998, compared to 45.5% of revenue in the first quarter of fiscal 1997.

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

   Sales and Marketing. Sales and marketing expenses for the first quarter of fiscal 1998, increased 6.0% to $135.9 million, from $128.2 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased to 22.6% for the first quarter of fiscal 1998, from 24.5% in the comparable period of the prior year. The decline in expenses as a percentage of revenue was due to improved sales force productivity and utilization of facilities. The increase in absolute dollars is primarily attributable to increased commission costs due to higher sales levels in the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997, costs associated with equipment used to expand the Company's domestic and international sales presence in certain markets, and costs associated with recruiting, relocating and training of personnel. The Company's investment in its sales, marketing and customer support resources may vary in absolute dollars or as a percentage of revenue in the future as management intends to effectively market Bay Networks and its products to the public.

   General and Administrative. General and administrative expenses for the first quarter of fiscal 1998, increased 24.7% to $24.4 million from $19.6 million in the comparable period of the prior year. As a percentage of revenue, expenses increased to 4.1% for the first quarter of fiscal 1998, from 3.7% in the comparable period of the prior year. The increase in expenses is primarily due to the related expenditures associated with the addition of personnel, including recruiting, relocating and training, and information technology needed to support the infrastructure required to carry out the Company's global business strategy. General and administrative expenses may vary in absolute dollars or as a percentage of revenue in the future although management's intention is to maintain discretionary spending.

   In-Process Research and Development. In December 1996, the Company acquired NetICs, Inc. (NetICs), a privately held company developing high-performance, autosensing Fast Ethernet work group switches. Under the terms of the NetICs acquisition agreement, the Company would pay an additional purchase price consideration of $8 million for certain commitment targets associated with revenue milestones achieved by NetICs prior to December 1997. The revenue milestones were achieved during the first quarter of fiscal 1998; and as a result, $7.4 million of the additional consideration was allocated to in-process research and development and charged to operations. The remaining $0.6 million was allocated to intangible assets, which are being amortized on a straight-line basis over a five year period. This treatment is consistent with the Company's previous purchase price allocation related to the acquisition of NetICs.

   Net Interest Income and Other. Net interest income and other increased 43.7% to $8.7 million for the first quarter of fiscal 1998, compared to $6.0 million for the comparable period of the prior year and increased as a percentage of revenue to 1.4% in the first quarter of fiscal 1998 from 1.2% in the comparable period in the prior year. The increase in interest income was primarily due to higher average invested cash and investment balances which yielded more interest income in the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997. The increase in the average invested cash and investment balances resulted primarily from increased profitability from the Company's operations, greater linearity of collections and product shipments, increased inventory turns, and increased stock option exercise activity during the first quarter of fiscal 1998. The overall increase was partially offset by the continued strengthening of the U.S. dollar which impacted foreign exchange losses resulting from the translation of the parent company's accounts receivable from international subsidiaries from the local currency to the U.S. dollar. However, the impact from foreign exchange losses was mitigated by the Company's foreign exchange hedging activities.

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:
(in thousands, except interest rates)

                                                                                                             FAIR VALUE AT
                               FY 1998          FY 1999          FY 2000        FY 2001          TOTAL       SEP. 27, 1997
                             -----------      -----------      ----------      ---------      -----------    -------------
Cash Equivalents             $   507,071      $        --      $       --      $      --      $   507,071        $507,468
   Average Interest Rate            5.36%              --              --             --             5.36%
Investments                  $   197,586      $   156,919      $   41,059      $   9,905      $   405,469        $404,386
   Average Interest Rate            5.37%            5.51%           4.89%          4.20%            5.35%
Total Portfolio              $   704,657      $   156,919      $   41,059      $   9,905      $   912,540        $911,854
   Average Interest Rate            5.36%            5.51%           4.89%          4.20%            5.36%

   Impact of Foreign Currency Rate Changes. In the first quarter of fiscal 1998, most currencies in Europe and Asia/Pacific continued to weaken against the U.S. dollar. Consequently, the translation of the parent company's intercompany receivables had a negative impact, although not material, on the consolidated results of the Company. Foreign exchange forward contracts are purchased to hedge certain intercompany foreign currency denominated balance sheet positions. These financial instruments may minimize the risks that would otherwise result from changes in foreign currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results of operations for the first quarter of fiscal 1998.

  Foreign Exchange Hedging. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on intercompany foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $18.3 million of short-term foreign exchange forward contracts denominated in Australian, French, Japanese, Canadian, German and U.K. currencies which approximated the fair value of such contracts and their underlying transactions at the end of the first quarter of fiscal 1998. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at the end of the first quarter of fiscal 1998, were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

   The following table provides information about the Company's foreign exchange forward contracts at the end of the first quarter of fiscal 1998. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the first quarter of fiscal 1998.

Short-Term Forward Contracts to Sell Foreign Currencies for U.S. Dollars
  Related to Intercompany Receivables:

                                                                                                           FORWARD
                                                  CONTRACT           MATURITY           CONTRACT         POSITION IN
(in thousands, except contract rates)            DATE IN 1997      DATE IN 1997           RATE           U.S.DOLLARS
                                                 ------------      ------------         --------         -----------
Australian Dollar                                  July 25         September 29           1.3534            $3,325
Australian Dollar                                  August 29       November 3             1.3626            $2,202
French Francs                                      August 29       November 3             6.0355            $5,799
Japanese Yen                                       August 29       November 4             119.35            $1,676
Canadian Dollar                                    August 28       September 30           1.3853            $1,083
German Deutschemark                                August 28       October 2              1.7899            $  978
U.K. Pound Sterling                                August 28       October 2              1.6144            $3,229

  Income Taxes. The Company's effective income tax rate for the first quarter of fiscal 1998, was 34.0% compared to 36.5% for the comparable period in the prior year, excluding the effect of the in-process research and development charge which was not deductible for income tax purposes. The decrease in the effective income tax rate was primarily due to the reinstatement of the federal research and development tax credits.

  Effect of New Accounting Standards. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. There is expected to be an increase in primary earnings per share of $0.01 for the first quarter of fiscal 1998 and no impact on primary earnings per share for the first quarter of fiscal 1997. There is expected to be no impact on fully diluted earnings per share for the first quarter of fiscal 1998 and fiscal 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Cash generated from operating activities increased to $151.9 million for the first quarter of fiscal 1998, compared to $144.6 million for the comparable period of the prior year. Cash provided from operations increased from the prior period primarily as a result of, among other things: decreases in accounts receivable, other current assets, and an increase in accrued income taxes; and an increase in income before depreciation and amortization and in-process research and development charges, partially offset by a decrease in accounts payable. The decrease in accounts receivable from the prior period was due to continued focus on collection efforts and a greater linearity of shipments during the quarter. Days sales outstanding in receivables decreased to 38 days at the end of the first quarter of fiscal 1998 from 47 days as of the end of fiscal 1997. Days sales outstanding may continue to vary, due to, among other things, linearity of product shipments and collections, and increased international sales.

  Cash used in investing activities was $186.1 million for the first quarter of fiscal 1998, compared to $107.4 million in the comparable period of the prior year. The consumption of cash in the current year to date resulted from continued investments in property and equipment and improvements to the Company's information technology systems required to support the Company's operations. In addition, the Company continues to invest cash required to support the Company's operations in fiscal 1998. The Company's portfolio consisted of more cash equivalents and short-term investments than long-term investments as of the end of the first quarter of fiscal 1998, compared to the end of the first quarter of fiscal 1997.

  Cash provided by financing activities was $64.5 million in the first quarter of fiscal 1998, compared to cash used in financing activities of $11.6 million in the first quarter of fiscal 1997. The cash provided by financing activities during the first quarter of fiscal 1998 consisted primarily of cash received in connection with the issuance of stock under the Company's stock option plans. Cash used in financing activities during the first quarter of fiscal 1997 was primarily due to the Company's purchase of treasury stock on the open market, partially offset by cash received in connection with the issuance of stock under the Company's stock option plans.

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

  As of the end of the first quarter of fiscal 1998, cash and short- and long-term investments totaled $964.8 million, compared to $781.5 million at the end of fiscal 1997. The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

  Risks Related to New Products. The Company's future revenue is dependent on its ability to successfully develop, acquire, manufacture and market products for customers in rapidly evolving markets worldwide. To successfully distribute new products the Company must establish and maintain new distribution channels. There can be no assurance that the Company's product development and acquisition efforts will result in timely and commercially successful new product offerings in the future.

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

   Risks Related to Acquisitions. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's results of operations, consolidated financial position, or cash flows, may be adversely affected if it is unable to successfully acquire and integrate such new companies into its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Investment Portfolio" and "Foreign Exchange Hedging" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and "Foreign Exchange Hedging" in Note 3 of the Notes to Condensed Consolidated Financial Statements. Such information is incorporated herein.

                          PART II -- OTHER INFORMATION

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



                                              BAY NETWORKS, INC.




                                              By /s/ ROB G. SEIM
                                                ------------------------------
                                                 Rob G. Seim
                                                 Vice President and
                                                 Corporate Controller
                                                 (Authorized Officer and
                                                 Principal Accounting Officer)



Date:  November 10, 1997

                                 EXHIBIT INDEX



    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------

      3.1 Restated Certificate of Incorporation of the Registrant, which is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-92736) filed on May 26, 1995.

      3.2 Bylaws, of the Registrant, as amended and restated, which is incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-4 (File No. 33-83946) filed with the Securities and Exchange Commission on September 14, 1994.

      4.1 Rights Agreement dated as of February 7, 1995 between the Registrant and The First National Bank of Boston, which is incorporated herein by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated February 7, 1995.

      10.3* Amended and Restated 1994 Stock Option Plan, as amended on July 29, 1997.

      10.5* Amended and Restated 1994 Employee Stock Purchase Plan, as amended on July 29, 1997.

      11             Statement Regarding Computation of Per Share Earnings

      27             Financial Data Schedule

______________

*  Indicates compensatory plan or arrangement.