Form 10-Q
period 1997-12-27
BAY NETWORKS INC
filed 1998-02-09
CIK 876516

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-1936 6
                         -------------------------------


                               BAY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            04-2916246
-------------------------------                           ----------------------
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

   219,776,143 shares of Common Stock, $.01 par value, as of January 24, 1998

         This report on Form 10-Q includes exhibits. The exhibit index is located on page 19 of this report.


================================================================================

                               BAY NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 27, 1997


                                      INDEX

                                                                                                PAGE
PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets - December 27, 1997
                    and June 30, 1997                                                             3

                  Condensed Consolidated Statements of Operations - Three Months
                    and Six Months Ended December 27, 1997 and December 31, 1996                  4

                  Condensed Consolidated Statements of Cash Flows - Six Months
                    Ended December 27, 1997 and December 31, 1996                                 5

                  Notes to Condensed Consolidated Financial Statements                           6-9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                               10-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             16


PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                    17

Item 6.    Exhibits and Reports on Form 8-K                                                       17

           Signature                                                                              18

           Exhibit Index                                                                          19

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BAY NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                             DECEMBER 27,       JUNE 30,
                                                                 1997             1997
                                                              ----------       ----------
                                                             (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                $  380,366       $  529,962
     Short-term investments                                      393,079          105,180
     Accounts receivable, net of allowance for doubtful
        accounts of $7,058 at December 27, 1997 and
        $8,477 at June 30, 1997                                  312,903          277,860
     Inventories                                                 148,454          144,468
     Deferred income taxes                                       133,890          121,596
     Other current assets                                         48,619           69,351
                                                              ----------       ----------
          Total current assets                                 1,417,311        1,248,417
Investments                                                      216,967          146,367
Property and equipment, net                                      224,001          241,069
Goodwill                                                         101,479          113,811
Other assets                                                      31,755           16,382
                                                              ----------       ----------
                                                              $1,991,513       $1,766,046
                                                              ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $  134,262       $  117,596
     Accrued expenses                                            213,627          201,266
     Accrued income taxes                                         15,942           39,269
     Deferred revenue                                             65,978           62,678
                                                              ----------       ----------
          Total current liabilities                              429,809          420,809
Long-term debt                                                    98,744          109,995
Stockholders' equity                                           1,462,960        1,235,242
                                                              ----------       ----------
                                                              $1,991,513       $1,766,046
                                                              ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  ---------------------------      ---------------------------
                                                  DECEMBER 27,   DECEMBER 31,      DECEMBER 27,   DECEMBER 31,
                                                      1997           1996             1997           1996
                                                  ------------   ------------      ------------   ------------
                                                          (unaudited)                      (unaudited)
Revenue                                           $    644,914   $    514,537      $  1,246,194   $  1,037,191
Cost of sales                                          313,097        284,876           607,985        534,791
                                                  ------------   ------------      ------------   ------------
   Gross profit                                        331,817        229,661           638,209        502,400
                                                  ------------   ------------      ------------   ------------
Operating expenses:
   Research and development                             89,343         68,569           170,270        123,523
   Sales and marketing                                 136,472        151,515           272,362        279,730
   General and administrative                           24,942         26,430            49,351         46,005
   In-process research and development                      --        165,538             7,392        208,186
                                                  ------------   ------------      ------------   ------------
     Total operating expenses                          250,757        412,052           499,375        657,444
                                                  ------------   ------------      ------------   ------------
Income (loss) from operations                           81,060       (182,391)          138,834       (155,044)
Net interest income and other                            9,052          5,284            17,707         11,309
                                                  ------------   ------------      ------------   ------------
Income (loss) from continuing operations
  before income taxes and cumulative effect
  of a change in accounting principle                   90,112       (177,107)          156,541       (143,735)
Provision (benefit) for income taxes                    30,641         (4,223)           55,740         23,524
                                                  ------------   ------------      ------------   ------------
Income (loss) from continuing operations
  before cumulative effect of a change in
  accounting principle                                  59,471       (172,884)          100,801       (167,259)
Cumulative effect of a change in accounting
  principle, net of tax                                 12,018             --            12,018             --
                                                  ------------   ------------      ------------   ------------
Net income (loss)                                 $     47,453   $   (172,884)     $     88,783   $   (167,259)
                                                  ============   ============      ============   ============
Earnings (loss) per share amounts:
Income (loss) from continuing operations
  before cumulative effect of a change in
  accounting principle:
   Basic earnings (loss) per share                   $    0.28       $  (0.90)        $    0.48      $   (0.88)
                                                     =========       ========         =========      =========
   Diluted earnings (loss) per share                 $    0.27       $  (0.90)        $    0.46      $   (0.88)
                                                     =========       ========         =========      =========
Cumulative effect of a change in
  accounting principle:
   Basic earnings per share                          $    0.06       $     --         $    0.06      $      --
                                                     =========       ========         =========      =========
   Diluted earnings per share                        $    0.05       $     --         $    0.05      $      --
                                                     =========       ========         =========      =========
Net income (loss):
   Basic earnings (loss) per share                   $    0.22       $  (0.90)        $    0.42      $   (0.88)
                                                     =========       ========         =========      =========
   Diluted earnings (loss) per share                 $    0.22       $  (0.90)        $    0.41      $   (0.88)
                                                     =========       ========         =========      =========



   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Increase (decrease) in cash and cash equivalents, in thousands)


                                                                                  SIX MONTHS ENDED
                                                                           -------------------------------
                                                                           DECEMBER 27,       DECEMBER 31,
                                                                               1997               1996
                                                                           -----------        -----------
                                                                                     (unaudited)
Cash flows provided by operating activities:
     Net income (loss)                                                     $    88,783        $  (167,259)
     Adjustments to reconcile net income (loss) to cash flows
        provided by operating activities:
          Depreciation and amortization                                         79,240             55,556
          In-process research and development                                    7,392            208,186
          Benefit from deferred income taxes                                   (10,039)           (15,306)
          Cumulative effect of a change in accounting principle                 12,018                 --
          Changes in operating assets and liabilities:
            Accounts receivable                                                (35,043)            70,479
            Inventories                                                         (3,986)            66,485
            Other current assets                                                20,732            (22,985)
            Accounts payable                                                    16,666              5,162
            Accrued expenses                                                     4,361              4,913
            Accrued income taxes                                                10,001                894
            Deferred revenue                                                     3,300              6,021
                                                                           -----------        -----------
          Cash flows provided by operating activities                          193,425            212,146
                                                                           -----------        -----------

Cash flows used in investing activities:
     Expenditures for property and equipment                                   (63,745)           (89,016)
     Consulting expenditures on information technology systems                  (3,259)            (1,971)
     Purchases of investments                                                 (538,909)           (94,544)
     Proceeds from maturities of investments                                   172,910             69,371
     Proceeds from sales of investments                                          7,500             13,590
     Acquisitions:
        LANcity, net of cash acquired                                               --            (58,821)
        Penril DSP                                                                  --             (6,549)
        NetICs, net of cash acquired                                                --            (37,087)
     Other assets                                                               (1,047)             9,937
                                                                           -----------        -----------
          Cash flows used in investing activities                             (426,550)          (195,090)
                                                                           -----------        -----------

Cash flows provided by financing activities:
     Payments of short-term borrowings related to the acquisition
        of Penril DSP                                                               --             (4,165)
     Payments of long-term debt                                                (12,000)               (92)
     Purchases of treasury common stock                                             --            (11,827)
     Issuances of common stock                                                  95,529             18,780
                                                                           -----------        -----------
          Cash flows provided by financing activities                           83,529              2,696
                                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents                          (149,596)            19,752
Cash and cash equivalents, beginning of period                                 529,962            315,064
                                                                           -----------        -----------
Cash and cash equivalents, end of period                                   $   380,366        $   334,816
                                                                           ===========        ===========

Non-cash investing activities:
     Unrealized gain on minority (cost) investments, net                   $    10,078        $        --
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

    The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for the in-process research and development charges incurred during the six month period ended December 27, 1997, and the three and six month periods ended December 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended June 30, 1997, included in the Company's 1997 Annual Report on Form 10-K.

    Beginning with the first quarter of fiscal year 1998, for purposes of operational efficiency, the Company's fiscal quarters end on the Saturday closest to the end of each calendar quarter. Accordingly, for fiscal year 1998, the fiscal quarters end on September 27, 1997, December 27, 1997, March 28, 1998, and the fiscal year will end on June 27, 1998.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.  CONSOLIDATED BALANCE SHEET INFORMATION

    Inventories. Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                       DECEMBER 27,  1997      JUNE 30, 1997
                                       ------------------      -------------
(in thousands)                              (unaudited)
Raw materials                               $    21,831           $    21,068
Work-in-process                                  43,310                45,140
Finished goods                                   83,313                78,260
                                            -----------           -----------
    Total inventories                       $   148,454           $   144,468
                                            ===========           ===========


    Property and Equipment. In November 1997, the Company purchased property in Massachusetts and Ireland for a total purchase price of $5.2 million. The total purchase price for each property was allocated to the assets on the basis of their relative fair market values.

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings, five to ten years for building improvements, and two to five years for machinery, equipment, furniture and fixtures. The life of the lease or the useful life, whichever is shorter, is used for the amortization of leasehold improvements.

                                                   DECEMBER 27, 1997       JUNE 30, 1997
                                                   -----------------       -------------
(in thousands)                                        (unaudited)
Land                                                  $     1,336           $       --
Building and improvements                                   6,113                   --
Machinery and equipment                                   435,716              402,192
Furniture and fixtures                                     47,018               45,188
Leasehold improvements                                     72,966               76,679
                                                      -----------           ----------
    Total property and equipment                          563,149              524,059
Accumulated depreciation and amortization                (339,148)            (282,990)
                                                      -----------           ----------
    Total property and equipment, net                 $   224,001           $  241,069
                                                      ===========           ==========

3.  FOREIGN EXCHANGE HEDGING

    The Company had $21.8 million of short-term foreign exchange forward contracts outstanding, which approximated the fair value of such contracts and their underlying transactions at December 27, 1997. These contracts are denominated in Australian, Canadian, French, German, Indian, Indonesian, Italian, Japanese, Mexican, South Korean, Spanish and Singapore currencies. The outstanding contracts have original maturities that do not exceed three months. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at December 27, 1997, were not material. In addition, the Company has not terminated or extinguished any foreign exchange forward contracts. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments.

4.  LONG-TERM DEBT

    In November 1997, the Company redeemed and retired $12.0 million of its outstanding convertible subordinated debentures due in May 2003 for cash. The cash used to purchase the debentures was from the Company's operating funds.

5.  INCOME TAXES

    The Company's provision for income taxes for the three month and six month periods ended December 27, 1997, is based upon the Company's estimate of the effective tax rate for fiscal year 1998. The Company's effective tax rate for the three month and six month periods ended December 27, 1997, was 34% excluding the effect of the in-process research and development charge which was not deductible for income tax purposes. The Company's accrued income taxes was reduced by a tax benefit from employee stock option transactions of $15.3 million and $33.3 million for the three month and six month periods ended December 27, 1997, respectively, which was credited directly to stockholders' equity.

6.   CHANGE IN ACCOUNTING PRINCIPLE

    In November 1997, the Emerging Issues Task Force issued a consensus, Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation (EITF 97-13), effective upon issuance. Under EITF 97-13, substantially all of the costs of business process reengineering activities should be expensed as incurred. Prior to this consensus, the Company capitalized such costs. As a result of this accounting change, the Company recognized a non-cash charge as a cumulative effect of a change in accounting principle of $12.0 million ($18.2 million pre-tax) for the three and six month periods ended December 27, 1997. This charge represents the expense for such costs covered under this EITF consensus incurred through the date of the consensus. In accordance with EITF 97-13, prior years have not been restated to reflect the change in accounting method.

7.  EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

    Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method and dilutive convertible securities using the if-converted method.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               ----------------------------         ---------------------------
                                               DECEMBER 27,    DECEMBER 31,         DECEMBER 27,   DECEMBER 31,
(in thousands, except per share amounts)           1997           1996                 1997           1996
                                                -----------    -----------          -----------    -----------
                                                        (unaudited)                        (unaudited)
NUMERATOR:
Income (loss) from continuing operations
  before cumulative effect of a change in
  accounting principle                          $    59,471    $  (172,884)         $   100,801    $  (167,259)
                                                -----------    -----------          -----------    -----------
Numerator for basic earnings per share -
  income (loss) available to common
  stockholders                                  $    59,471    $  (172,884)         $   100,801    $  (167,259)
                                                ===========    ===========          ===========    ===========

Effect of dilutive securities:
    5.25% convertible debentures, net of tax            953             --                1,854             --
                                                -----------    -----------          -----------    -----------
Numerator for diluted earnings per share -
  income (loss) available to common
  stockholders after assumed conversions        $    60,424    $  (172,884)         $   102,655    $  (167,259)
                                                ===========    ===========          ===========    ===========

DENOMINATOR:

Denominator for basic earnings per share -
  weighted average shares                           213,054        192,119              211,271        190,194
Effect of dilutive securities:
    Employee stock options                            9,450             --               10,282             --
    5.25% convertible debentures                      2,300             --                2,511             --
                                                -----------    -----------          -----------    -----------
Dilutive potential common shares                     11,750             --               12,793             --
Denominator for diluted earnings per share -
  adjusted weighted average shares and
  assumed conversions                               224,804        192,119              224,064        190,194
                                                ===========    ===========          ===========    ===========

Basic earnings (loss) per share                 $      0.28    $     (0.90)         $      0.48    $     (0.88)
                                                ===========    ===========          ===========    ===========

Diluted earnings (loss) per share               $      0.27    $    (0.90)(1)       $      0.46    $     (0.88)(1)
                                                ===========    ===========          ===========    ===========

(1) Diluted earnings per share does not reflect any potential shares relating to employee stock options or convertible debentures due to a loss reported for the period, in accordance with SFAS 128. The assumed issuance of any additional shares would be antidilutive.

    For additional disclosure regarding the 5.25% convertible debentures and employee stock options, see Notes 3 and 6 in the Company's 1997 Annual Report on Form 10-K, respectively.

8.  SIGNIFICANT CUSTOMERS

    One reseller customer accounted for 10.2% and another reseller customer accounted for 10.7% of the Company's revenue in the three month and six month periods ended December 27, 1997, respectively. No one reseller customer accounted for more that 10% of the Company's revenue in the three month or six month periods ended December 31, 1996.

9.   SUBSEQUENT EVENTS

    In January 1998, the Company acquired New Oak Communications, Inc. (New Oak) based in Acton, Massachusetts, for consideration of approximately $156.0 million. New Oak is a developer of Extranet Access technology, which provides scalable, secure, and manageable use of the Internet. The acquisition will be accounted for as a purchase with the Company exchanging a combination of 5,093,551 million shares of the Company's common stock and cash of approximately $23.0 million for all of the outstanding shares and options of New Oak. In addition, the Company has reserved 115,619 shares of its common stock for issuance under New Oak's outstanding stock options, which the Company assumed in the acquisition. Based on preliminary estimates, the Company expects that a substantial portion of the total purchase price will be allocated to in-process research and development and will be charged to operations during the quarter ended March 28, 1998.

    In February 1998, the Company and NetSpeak Corporation (NetSpeak), a developer and marketer of IP telephony technology, entered into a stock purchase agreement whereby the Company purchased 1,334,171 shares of NetSpeak's common stock for approximately $37.6 million, representing a 9% ownership in NetSpeak, on a fully diluted basis.

    In February 1998, the Company signed a definitive agreement to acquire Netsation Corporation (Netsation), a developer of multi-vendor network management, based near Research Triangle Park, North Carolina. The Company will pay $11.6 million in cash for all of the outstanding shares of Netsation and the acquisition will be accounted for as a purchase. Based on preliminary estimates, the Company expects that a substantial portion of the total purchase price will be allocated to in-process research and development and will be charged to operations during the quarter ended March 28, 1998.

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

RESULTS OF OPERATIONS

    Revenue. Revenue was $644.9 million for the second quarter of fiscal 1998 as compared to $514.5 million for the second quarter of fiscal 1997, an increase of 25.3%. For the first half of fiscal 1998 and fiscal 1997, revenue was $1,246.2 million and $1,037.2 million, respectively, an increase of 20.2%. The growth in both periods resulted primarily from increased sales of the Company's switching products, service offerings, and remote access products. The Company experienced significant growth in its switching products, due to the positive customer response to several new switching products introduced over the past year, and market acceptance of the Company's product offerings as a single source of open, standards-based technology. Revenue from switching products accounted for 33% of the Company's total revenue in the second quarter of fiscal 1998, more than any other single product category. Revenue for the second quarter of fiscal 1998 increased $43.6 million or 7.3%, compared to revenue of $601.3 million in the first quarter of fiscal 1998. Sales increased from the first quarter of fiscal 1998 in all principal product categories, except for shared media.

    International revenue increased 40.2% to $260.6 million for the second quarter of fiscal 1998, as compared to $185.9 million for the comparable period of the prior year. International revenue represented approximately 40.4% and 36.1% of total revenue for the second quarter of fiscal 1998 and fiscal 1997, respectively. For the first half of fiscal 1998, international revenue increased 31.3% to $473.2 million, as compared to $360.5 million for the comparable period of the prior year. International revenue represented approximately 38.0% and 34.8% of total revenue for the first half of fiscal 1998 and 1997, respectively. The growth in international revenue primarily occurred in Europe and Japan due to improved international standards-based switching and routing products, and the strengthening of distribution channels. In addition, despite the currency devaluation in the Asia/Pacific markets, sales in these regions remained constant. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. The effects of foreign exchange rate fluctuations may adversely affect the Company's operating results in future periods. For a description of additional risks related to foreign markets, see the section entitled "Risk Factors that May Affect Future Results." Revenue in past periods may not be indicative of future revenue, which may be affected by other factors discussed elsewhere herein, as well as other business environment and risk factors.

    Gross Profit. Gross profit increased by $102.2 million or 44.5% to $331.8 million or 51.5% of revenue for the second quarter of fiscal 1998, from $229.7 million or 44.6% of revenue for the comparable period of the prior year. For the first half of fiscal 1998, gross profit increased by $135.8 million or 27.0% to $638.2 million or 51.2% of revenue from $502.4 million or 48.4% of revenue for the comparable period of the prior year. The gross profit increase in absolute dollars is attributable to increased unit sales of the Company's products, driven by the introduction of new products and enhancements to existing products. The gross profit percentage increase was a result of the introduction of products designed with lower manufacturing costs and management's initiation of cost reduction programs on existing products. There can be no assurance that the focus on lower manufacturing costs and cost reduction programs, and changes in material, labor costs and distribution channels will not have an adverse effect on gross profit percentages in the future. For a description of additional risks which may impact gross profit, see the section entitled "Risk Factors that May Affect Future Results."

    Research and Development. Research and development expenses for the second quarter of fiscal 1998 increased 30.3% to $89.3 million from $68.6 million for the comparable period of the prior year. As a percentage of revenue, expenses were 13.9% in the second quarter of fiscal 1998 and 13.3% in the comparable period of the prior year. Research and development expenses for the first half of fiscal 1998 increased 37.8% to $170.3 million from $123.5 million for the comparable period of the prior year. As a percentage of revenue, expenses were 13.7% in the first half of fiscal 1998 compared to 11.9% in the comparable period in the prior year. The increase in both absolute dollars and as a percentage of revenue relates to the costs associated with an increased research and development staff, including the Company's annual salary review of its personnel, costs associated with acquisitions of businesses in the process of developing technologies, costs of prototypes and depreciation of equipment used in the development of new products and product enhancements. The Company believes that continued investment in research and development is vital to the Company's future success. The Company plans to maintain or moderately increase research and development spending as a percentage of revenue in order to pursue a broad range of new products needed for timely product introductions to the market. As a result of the Company's research and development efforts and acquisitions of development-stage businesses, new product sales accounted for 58.7% and 52.9% of revenue for the three and six month periods ended December 27, 1997, compared to 52.3% and 48.9% of revenue for the comparable periods in the prior year.

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

    Sales and Marketing. Sales and marketing expenses for the second quarter of fiscal 1998 decreased 9.9% to $136.5 million, from $151.5 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased to 21.2% for the second quarter of fiscal 1998, from 29.4% in the comparable period of the prior year. For the first half of fiscal 1998, sales and marketing expenses decreased 2.6% to $272.4 million, from $279.7 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased to 21.9% for the current fiscal year to date compared to 27.0% for the comparable period of the prior year. The decreases in absolute dollars and as a percentage of revenue for both periods are primarily attributable to improved sales force productivity and utilization of facilities, partially offset by an increase in headcount along with the Company's annual salary review of its personnel, and increased costs associated with branding of its products and other marketing programs. While it is management's intent to maintain strict controls over discretionary spending, in the future, sales, marketing and customer support expenses may vary in absolute dollars or as a percentage of revenue to effectively market Bay Networks and its products to the public.

    General and Administrative. General and administrative expenses for the second quarter of fiscal 1998 decreased 5.6% to $24.9 million from $26.4 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased to 3.9% for the second quarter of fiscal 1998, from 5.1% in the comparable period of the prior year. General and administrative expenses for the first half of fiscal 1998 increased 7.3% to $49.4 million, from $46.0 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased to 4.0% for the current fiscal year to date compared to 4.4% for the comparable period of the prior year. The decrease in absolute dollars and as a percentage of revenue related to the second quarter of fiscal 1998 is due to improved utilization of facilities and a decrease in outside service fees. In addition, certain charges were incurred in the second quarter of fiscal 1997 relating to executive management changes and aligning accounting practices/policies of acquired businesses to those of the Company. The increase in absolute dollars for the first half of fiscal 1998 is primarily due to expenditures associated with personnel costs, including new hires, the Company's annual salary review and college recruiting programs.

    In-Process Research and Development. In December 1996, the Company acquired NetICs, Inc. (NetICs), a privately held company developing high-performance, autosensing Fast Ethernet work group switches. Under the terms of the NetICs acquisition agreement, the Company would pay an additional purchase price consideration of $8 million for certain commitment targets associated with revenue milestones achieved by NetICs prior to December 1997. The revenue milestones were achieved during the first half of fiscal 1998 and as a result, $7.4 million of the additional consideration was allocated to in-process research and development and charged to operations. The remaining $0.6 million was allocated to intangible assets, which are being amortized on a straight-line basis over a five year period. This treatment is consistent with the Company's previous purchase price allocation related to the acquisition of NetICs.

    Net Interest Income and Other. Net interest income and other increased 71.3% to $9.1 million for the second quarter of fiscal 1998, compared to $5.3 million for the comparable period of the prior year and increased as a percentage of revenue to 1.4% in the second quarter of fiscal 1998 from 1.0% in the comparable period in the prior year. Current fiscal year to date, net interest income and other increased 56.6%, to $17.7 million compared to $11.3 million for the comparable period of the prior year and increased as a percentage of revenue to 1.4% in the first half of fiscal 1998 from 1.1% in the first half of fiscal 1997. The increase in interest income was primarily due to higher average invested cash and investment balances which yielded more interest income in the second quarter of fiscal 1998 and the first half of fiscal 1998, compared to the comparable periods in the prior year. The increase in the invested cash and investment balances resulted primarily from: increased profitability from the Company's operations; increased inventory turns; and increased stock option exercise activity during the first half of fiscal 1998. The overall net interest income and other increase was partially offset by the continued strengthening of the U.S. dollar which impacted foreign exchange losses resulting from the translation of the parent company's accounts receivable from international subsidiaries from the local currency to the U.S. dollar. However, the impact from foreign exchange losses was mitigated by the Company's foreign exchange hedging activities.

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

    The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company's investment policy requires that all investments mature in five years or less.

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:
(in thousands, except interest rates)

                                                                                 FY 2002 &                FAIR VALUE AT
                             FY 1998       FY 1999      FY 2000       FY 2001    THEREAFTER      TOTAL    DEC. 27, 1997
                           -----------   -----------  -----------  -----------  -------------  --------  --------------
Cash Equivalents            $296,476       $     --     $     --      $    --      $   --      $296,476      $297,092
  Average Interest Rate         5.60%            --           --           --          --          5.60%
Investments                 $225,396       $246,776     $118,609      $12,373      $8,279      $611,433      $610,046
  Average Interest Rate         5.54%          5.62%        5.56%        4.21%       6.23%         5.56%
Total Portfolio             $521,872       $246,776     $118,609      $12,373      $8,279      $907,909      $907,138
  Average Interest Rate         5.57%          5.62%        5.56%        4.21%       6.23%         5.57%

    Impact of Foreign Currency Rate Changes. In the second quarter of fiscal 1998, most currencies in Europe and Asia/Pacific continued to weaken against the U.S. dollar. Consequently, the translation of the parent company's intercompany receivables had a negative impact, although not material, on the consolidated results of the Company. Foreign exchange forward contracts are purchased to hedge certain intercompany foreign currency denominated balance sheet positions. These financial instruments may minimize the risks that would otherwise result from changes in foreign currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results for the second quarter of fiscal 1998 or the first half of fiscal 1998.

    Foreign Exchange Hedging. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on intercompany foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $21.8 million of short-term foreign exchange forward contracts denominated in Australian, Canadian, French, German, Indian, Indonesian, Italian, Japanese, Mexican, South Korean, Spanish and Singapore currencies which approximated the fair value of such contracts and their underlying transactions at the end of the second quarter of fiscal 1998. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses, related to these instruments for the second quarter of fiscal 1998 and the first half of fiscal 1998, were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

    The following table provides information about the Company's foreign exchange forward contracts at the end of the second quarter of fiscal 1998. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the second quarter of fiscal 1998.

Short-Term Forward Contracts to Sell Foreign Currencies for U.S. Dollars
  Related to Intercompany Receivables:

                                                                                                FORWARD
                                               CONTRACT         MATURITY        CONTRACT       POSITION IN
(in thousands, except contract rates)       DATE IN 1997      DATE IN 1998        RATE         U.S.DOLLARS
                                            --------------    -------------     ---------      -----------
Australian Dollar                            December 15        February 17       1.5181         $   4,282
Canadian Dollar                              December 16        February 17       1.4220         $   2,110
French Francs                                December 17        February 19       5.9175         $   5,915
German Deutschemark                          November 14         January 20       1.7225         $     581
Indian Rupee                                 December 11           March 16       42.650         $   1,758
Indonesian Rupiah                            November 12         January 14      3,568.0         $     560
Italian Lira                                 December 11        February 17      1,728.9         $     316
Japanese Yen                                 December 17        February 19       125.93         $   2,779
Mexican Peso                                 December 16         January 20       8.1980         $     976
Singapore Dollar                             November 14         January 20       1.5860         $     520
South Korean Won                             November 10         January 13      1,021.0         $   1,273
Spanish Peseta                               November 14         January 20       145.70         $     686


    Income Taxes. The Company's effective income tax rate for the three month and six month periods ended December 27, 1997, was 34.0% compared to 36.5% for the comparable periods in the prior year, respectively, excluding the effect of the in-process research and development charge which was not deductible for income tax purposes. The decrease in the effective income tax rate was primarily due to the reinstatement of the federal research and development tax credits. The Company does not anticipate any material change to the effective tax rate for the remainder of fiscal 1998.

    Change in Accounting Principle. In November 1997, the Emerging Issues Task Force issued a consensus, Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation (EITF 97-13), effective upon issuance. Under EITF 97-13, substantially all of the costs of business process reengineering activities should be expensed as incurred. Prior to this consensus, the Company capitalized such costs. As a result of this accounting change, the Company recognized a non-cash charge as a cumulative effect of a change in accounting principle of $12.0 million ($18.2 million pre-tax) for the three and six month periods ended December 27, 1997. This charge represents the expense for such costs covered under this EITF consensus incurred through the date of the consensus. In accordance with EITF 97-13, prior years have not been restated to reflect the change in accounting method.

    The Year 2000. As the millennium "Year 2000" approaches, all companies that develop, sell or use software are addressing the issues associated with the date-programming code in older computer systems. The Year 2000 software issue arises from older computer programs using two digits rather than four to define the applicable year; as a result, some of these programs may interpret the year as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

    The Company has initiated a Year 2000 product compliance policy to ensure its products are Year 2000 compliant. Products available for sale since January 1997 are warranted to comply with the Year 2000 requirements. Although the Company generally warrants its product for periods of one year or less, to meet potential customer needs, the Company is in the process of assessing how it will address certain older products and systems available for sale prior to January 1997 that may be affected by Year 2000 requirements.

    Most of the Company's internally used management information systems were installed within the last 18 months and are warranted to comply with the Year 2000 requirements. The Company is in the process of conducting a comprehensive review of its other internal computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an enterprise-wide implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company does expect to incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. The Company has no reasonable estimate of the amount associated with the transitions of the Company's remaining systems. If modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the Company's operations.

    The Company has not fully determined the extent to which the Company's interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant. There can be no assurance that the systems of other companies which the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company's systems, consolidated financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operating activities was $193.4 million for the first half of fiscal 1998, compared to $212.1 million for the comparable period of the prior year. Accounts receivable increased to $312.9 million at December 27, 1997, from $277.9 million at June 30, 1997. This increase is primarily a result of increased sales and a non-linear shipment pattern during the second quarter of fiscal 1998. However, days sales outstanding in receivables decreased to 44 days at the end of the second quarter of fiscal 1998, from 47 days as of the end of fiscal 1997. Days sales outstanding may continue to vary, due to, among other things, linearity of product shipments and collections, and increased international sales.

    During the current fiscal year to date, the Company invested $67.0 million in capital expenditures. Major capital expenditures included investments in property and equipment and improvements to the Company's information technology systems required to support the Company's operations. During the first half of fiscal 1998, the Company purchased property in Massachusetts and Ireland for a total purchase price of $5.2 million. The total purchase price for each property was allocated to the assets on the basis of their relative fair market values. During the first half of fiscal 1997, the Company invested $91.0 million in capital expenditures and acquired three businesses with cash portions of the purchase consideration, aggregating approximately $102.5 million.

    Cash provided by financing activities was $83.5 million in the first half of fiscal 1998, compared to $2.7 million in the first half of fiscal 1997. The cash provided by financing activities during the first half of fiscal 1998 consisted primarily of cash received in connection with the issuance of stock under the Company's stock option plan, partially offset by the retirement of debt. In November 1997, the Company redeemed and retired $12.0 million of its outstanding convertible subordinated debentures for cash. The cash used to purchase the debentures was from the Company's operating funds. Cash provided by financing activities during the first half of fiscal 1997 consisted primarily of cash received in connection with the issuance of stock under the Company's stock option plan, offset by the Company's purchase of treasury stock on the open market and the payment of short-term borrowings related to the acquisition of Penril DSP.

    As of December 27, 1997, a subsidiary of the Company had outstanding $98.0 million of convertible subordinated debentures, which mature in May 2003. The debentures are convertible at the option of the holder into the Company's common stock. The debentures are redeemable at the option of the Company, initially at approximately 103.7% and at decreasing prices thereafter to 100% at maturity. Looking forward, the Company's management may decide to redeem a portion or all of the debentures in the open market. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the redemption of the debt.

    As of December 27, 1997, cash and short- and long-term investments totaled $990.4 million, compared to $781.5 million at June 30, 1997. The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition, Bay Networks identifies the following risk factors that may affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

    Risks Related to New Markets. The markets for data networking products are rapidly changing and highly competitive. If these markets do not continue to grow, or if the Company's strategies for the data networking markets are unsuccessful, the Company's consolidated financial position, results of operations, or cash flows, may be adversely affected.

    Risks Related to New Products. The Company's future revenue is dependent on its ability to successfully develop, acquire, manufacture and market products for customers in rapidly evolving markets worldwide. To successfully distribute new products, the Company must establish and maintain new distribution channels. There can be no assurance that the Company's product development and acquisition efforts will result in timely and commercially successful new product offerings in the future.

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

    Risks Related to Intellectual Property Rights. The Company relies upon a combination of patents, copyrights, trademarks and trade secrets to establish and protect intellectual property rights in its products and technology. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology, or that the Company's competitors will not develop superior technologies. From time to time, it may be necessary or desirable for the Company to enter into technology licenses, strategic alliances and cooperative marketing efforts with others. There can be no assurance that the Company consistently will be able to secure third-party rights necessary to offer competitive products.

     Risks Related to Competition. The data networking industry is highly competitive. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Among the competitive factors that may adversely affect the Company's future results are: conformity to existing and emerging industry standards; interoperability with other networking products; network management capabilities; price; performance; product features; technical support; and distribution.

     Risks Related to Acquisitions. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's results of operations, consolidated financial position, or cash flows, may be adversely affected if it is unable to successfully acquire and integrate into its operations such new companies.

    Risks Related to Foreign Markets. Economic and political instability in certain foreign markets may adversely affect the Company's operations and its resellers in those markets. Due to the recent currency devaluation in the Asian markets, the Company's exposure to foreign currency fluctuations may increase if the global economic environment fails to improve. Weaker foreign currency values relative to the U.S. dollar may render the Company's products relatively more expensive to customers in a particular country and may lead to a reduction in sales or profitability in that country, or result in foreign exchange losses on the conversion to U.S. dollars of foreign currency accounts receivable resulting from international operations. In addition, the weakening of certain non-U.S. currencies may impair customers' ability to repay existing obligations. These risks may have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 21, 1997, the Annual Meeting of Stockholders of Bay Networks, Inc. was held in Santa Clara, California. Four matters were submitted to the stockholders for action or approval.

1. The stockholders elected three Class I directors to hold office for a three-year term and until their respective successors are elected and qualified. The votes for these directors are set forth below.

                                               Total Vote For     Total Vote Withheld
                                                Each Director     From Each Director
                                                -------------     ------------------
                  Kathleen A. Cote               179,104,397             2,416,593
                  John S. Lewis                  179,173,893             2,347,097
                  Benjamin F. Robelen            179,090,297             2,430,693


    The terms of office of the following five directors in Classes II and III continued after the meeting:

                                   Arthur Carr
                                 David L. House
                              Shelby H. Carter. Jr.
                                Ronald V. Schmidt
                                Paul J. Severino

    Other matters voted upon and approved by the stockholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:

2. The stockholders approved a proposal to increase the maximum number of shares that may be issued under the Company's 1994 Stock Option Plan by 15,500,000 shares, from 50,700,000 shares to 66,200,000 shares.

                      For                 Against                 Abstain               No Vote
                      ---                 -------                 -------               -------
                  72,923,547            65,227,969                813,053              42,556,421

3. The stockholders approved a proposal to increase the maximum number of shares that may be issued under the Company's 1994 Employee Stock Purchase Plan by 1,500,000 shares, from 3,750,000 shares to 5,250,000 shares.

                      For                 Against                 Abstain               No Vote
                      ---                 -------                 -------               -------
                  100,594,882           37,684,993                684,694              42,556,421


4. The stockholders approved a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public auditors for the fiscal year ending June 27, 1998:

                      For                 Against                 Abstain               No Vote
                      ---                 -------                 -------               -------
                  177,669,292             425,918                 512,780              2,913,000


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

Date:  February 9, 1998

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

          4.1         Rights Agreement dated as of February 7, 1995, between the
                      Registrant and The First National Bank of Boston, which is incorporated herein by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated February 7, 1995.

         10.29*       Revised Letter Agreement with Lloyd A. Carney, Executive Vice President and
                      General Manager, Enterprise Business Group, dated November 21, 1997.

         10.30*       Deferred Compensation Plan effective January 1, 1998.

         10.31*       Deferred Compensation Plan Trust Agreement effective January 1, 1998, between the Registrant and the First Trust National Association.

           11         Statement Regarding Computation of Per Share Earnings

           27         Financial Data Schedule

--------------
  *  Indicates compensatory plan or arrangement.