Form 10-Q
period 1998-03-28
BAY NETWORKS INC
filed 1998-05-08
CIK 876516

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-19366

                         ------------------------------

                               BAY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      04-2916246
   ------------------------------                     ----------------------
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

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    221,885,858 shares of Common Stock, $.01 par value, as of April 25, 1998

                  This report on Form 10-Q includes exhibits.
             The exhibit index is located on page 21 of this report.



================================================================================

                               BAY NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 28, 1998


                                      INDEX

                                                                              PAGE
                                                                              ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets - March 28, 1998
               and June 30, 1997                                                 3

             Condensed Consolidated Statements of Operations - Three Months
               and Nine Months Ended March 28, 1998 and March 31, 1997           4

             Condensed Consolidated Statements of Cash Flows - Nine Months
               Ended March 28, 1998 and March 31, 1997                           5

             Notes to Condensed Consolidated Financial Statements              6-10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             18


PART II  OTHER INFORMATION

Item 2.  Changes in Securities                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                       19

         Signature                                                              20

         Exhibit Index                                                          21

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BAY NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            MARCH 28,      JUNE 30,
                                                              1998           1997
                                                           ----------     ----------
                                                           (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                              $  358,389     $  529,962
    Short-term investments                                    348,458        105,180
    Accounts receivable, net of allowance for doubtful
       accounts of $5,803 at March 28, 1998 and
       $8,477 at June 30, 1997                                328,673        277,860
    Inventories                                               164,612        144,468
    Deferred income taxes                                     124,996        121,596
    Other current assets                                       49,845         69,351
                                                           ----------     ----------
        Total current assets                                1,374,973      1,248,417
Investments                                                   228,142        146,367
Property and equipment, net                                   232,321        241,069
Goodwill                                                      117,477        113,811
Other assets                                                   75,430         16,382
                                                           ----------     ----------
                                                           $2,028,343     $1,766,046
                                                           ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $  125,685     $  117,596
    Accrued expenses                                          223,892        201,266
    Accrued income taxes                                           --         39,269
    Deferred revenue                                           68,270         62,678
                                                           ----------     ----------
        Total current liabilities                             417,847        420,809
Long-term debt                                                 98,744        109,995
Stockholders' equity                                        1,511,752      1,235,242
                                                           ----------     ----------
                                                           $2,028,343     $1,766,046
                                                           ==========     ==========












   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           ------------------------      ----------------------------
                                                           MARCH 28,      MARCH 31,       MARCH 28,        MARCH 31,
                                                             1998           1997            1998              1997
                                                           ---------      ---------      -----------      -----------
                                                                 (unaudited)                (unaudited)
Revenue                                                    $ 547,182      $ 512,893      $ 1,793,376      $ 1,550,084
Cost of sales                                                290,909        260,231          898,894          795,022
                                                           ---------      ---------      -----------      -----------
  Gross profit                                               256,273        252,662          894,482          755,062
                                                           ---------      ---------      -----------      -----------
Operating expenses:
  Research and development                                    90,477         73,290          260,747          196,813
  Sales and marketing                                        135,973        129,518          408,335          409,248
  General and administrative                                  25,773         20,110           75,124           66,115
  In-process research and development                        154,040             --          161,432          208,186
  Restructuring/severance charges                                 --         32,188               --           32,188
                                                           ---------      ---------      -----------      -----------
    Total operating expenses                                 406,263        255,106          905,638          912,550
                                                           ---------      ---------      -----------      -----------
Income (loss) from operations                               (149,990)        (2,444)         (11,156)        (157,488)
Net interest income and other                                 10,908          2,845           28,615           14,154
                                                           ---------      ---------      -----------      -----------
Income (loss) from continuing operations
  before income taxes and cumulative effect
  of a change in accounting principle                       (139,082)           401           17,459         (143,334)
Provision for income taxes                                     5,084            146           60,824           23,670
                                                           ---------      ---------      -----------      -----------
Income (loss) from continuing operations
  before cumulative effect of a change in
  accounting principle                                      (144,166)           255          (43,365)        (167,004)
Cumulative effect of a change in accounting
  principle, net of tax                                           --             --           12,018               --
                                                           ---------      ---------      -----------      -----------
Net income (loss)                                          $(144,166)     $     255      $   (55,383)     $  (167,004)
                                                           =========      =========      ===========      ===========
Earnings (loss) per share amounts:
Income (loss) from continuing operations
  before cumulative effect of a change in
  accounting principle:
  Basic earnings (loss) per share                          $   (0.66)     $      --      $     (0.20)     $     (0.87)
                                                           =========      =========      ===========      ===========
  Diluted earnings (loss) per share                        $   (0.66)     $      --      $     (0.20)     $     (0.87)
                                                           =========      =========      ===========      ===========
Cumulative effect of a change in accounting principle:
  Basic earnings per share                                 $      --      $      --      $      0.06      $        --
                                                           =========      =========      ===========      ===========
  Diluted earnings per share                               $      --      $      --      $      0.06      $        --
                                                           =========      =========      ===========      ===========
Net income (loss):
  Basic earnings (loss) per share                          $   (0.66)     $      --      $     (0.26)     $     (0.87)
                                                           =========      =========      ===========      ===========
  Diluted earnings (loss) per share                        $   (0.66)     $      --      $     (0.26)     $     (0.87)
                                                           =========      =========      ===========      ===========






   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Increase (decrease) in cash and cash equivalents, in thousands)


                                                                     NINE MONTHS ENDED
                                                                  ------------------------
                                                                  MARCH 28,      MARCH 31,
                                                                    1998           1997
                                                                  ---------      ---------
                                                                        (unaudited)
Cash flows provided by operating activities:
    Net loss                                                      $ (55,383)     $(167,004)
    Adjustments to reconcile net loss to cash flows
      provided by operating activities:
        Depreciation and amortization                               118,400         88,144
        In-process research and development                         161,432        208,186
        Restructuring/severance charges                                  --          9,833
        Deferred income taxes                                         4,505        (26,443)
        Cumulative effect of a change in accounting principle        12,018             --
        Non-cash compensation                                         2,269             --
        Changes in operating assets and liabilities:
          Accounts receivable                                       (50,813)        30,369
          Inventories                                               (20,144)        99,216
          Other current assets                                       19,531        (26,204)
          Accounts payable                                            7,633        (11,690)
          Accrued expenses                                           20,075         48,495
          Accrued income taxes                                        2,752          6,912
          Deferred revenue                                            5,592         17,276
                                                                  ---------      ---------
        Cash flows provided by operating activities                 227,867        277,090
                                                                  ---------      ---------
Cash flows used in investing activities:
    Expenditures for property and equipment                         (96,153)       (99,310)
    Consulting expenditures on information technology systems       (10,811)       (28,744)
    Purchases of investments                                       (738,980)      (153,250)
    Proceeds from maturities of investments                         385,307        146,719
    Proceeds from sales of investments                               28,620         27,140
    Investment in NetSpeak common stock                             (37,557)            --
    Acquisitions:
       LANcity, net of cash acquired                                     --        (58,821)
       Penril DSP                                                        --         (6,549)
       NetICs, net of cash acquired                                  (8,000)       (37,087)
       New Oak, net of cash acquired                                (16,693)            --
       Netsation                                                     (8,756)            --
    Other assets                                                     (3,767)        13,914
                                                                  ---------      ---------
        Cash flows used in investing activities                    (506,790)      (195,988)
                                                                  ---------      ---------
Cash flows provided by financing activities:
    Payments of short-term borrowings related to the
      acquisition of Penril DSP                                          --         (4,165)
    Payments of long-term debt                                      (12,000)          (152)
    Purchases of treasury common stock                                   --        (11,827)
    Issuances of common stock                                       119,350         30,205
                                                                  ---------      ---------
        Cash flows provided by financing activities                 107,350         14,061
                                                                  ---------      ---------
Net increase (decrease) in cash and cash equivalents               (171,573)        95,163
Cash and cash equivalents, beginning of period                      529,962        315,064
                                                                  ---------      ---------
Cash and cash equivalents, end of period                          $ 358,389      $ 410,227
                                                                  =========      =========
Non-cash investing activities:
    Unrealized gain on minority (cost) investments, net           $  24,578      $      --
                                                                  =========      =========


   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

   Bay Networks, Inc. (the Company or Bay Networks) develops, manufactures, markets, sells and supports a comprehensive line of data networking products and services. The Company provides products that meet the connectivity requirements of corporate enterprises, network service providers and telecommunications carriers. The Company offers products that operate under open standards such as switches, routers, shared media hubs, remote and Internet access solutions, Internet Protocol (IP) services and network management applications. The Company's products provide adaptive networking solutions to network managers that allow seamless operation of multi-protocol and multi-vendor networks.

   The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for the in-process research and development charges incurred during the three and nine month periods ended March 28, 1998, the in-process research and development charges incurred in the first half of fiscal 1997, and the restructuring/severance charges incurred during the three month period ended March 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended June 30, 1997, included in the Company's 1997 Annual Report on Form 10-K.

   Beginning with the first quarter of fiscal year 1998, for purposes of operational efficiency, the Company's fiscal quarters end on the Saturday closest to the end of each calendar quarter. Accordingly, for fiscal year 1998, the fiscal quarters end on September 27, 1997, December 27, 1997 and March 28, 1998, and the fiscal year will end on June 27, 1998.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.  CONSOLIDATED BALANCE SHEET INFORMATION

   Inventories. Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                           MARCH 28, 1998       JUNE 30, 1997
                                           --------------       -------------
(in thousands)                               (unaudited)
Raw materials                                 $ 26,811            $ 21,068
Work-in-process                                 44,318              45,140
Finished goods                                  93,483              78,260
                                              --------            --------
   Total inventories                          $164,612            $144,468
                                              ========            ========


   Property and Equipment. During the nine months ended March 28, 1998, the Company purchased property in Massachusetts and Ireland for a total purchase price of $5.2 million. The total purchase price for each property was allocated to the assets on the basis of their relative fair market values.

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

                                                  MARCH 28, 1998   JUNE 30, 1997
                                                  --------------   -------------
(in thousands)                                     (unaudited)
Land                                                $   1,373        $      --
Building and improvements                               6,111               --
Machinery and equipment                               466,219          402,192
Furniture and fixtures                                 51,107           45,188
Leasehold improvements                                 71,614           76,679
                                                    ---------        ---------
   Total property and equipment                       596,424          524,059
Accumulated depreciation and amortization            (364,103)        (282,990)
                                                    ---------        ---------
   Total property and equipment, net                $ 232,321        $ 241,069
                                                    =========        =========

3.  BUSINESS COMBINATIONS

   During the nine months ended March 28, 1998, the Company acquired the two businesses described below, each of which has been accounted for as a purchase. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial position, results of operations, and cash flows.

   In January 1998, the Company acquired New Oak Communications, Inc. (New Oak), a developer of Extranet Access technology, which provides scalable, secure, private networks managed over the Internet, based in Acton, Massachusetts. The Company exchanged 5,093,551 million shares of the Company's common stock and $23.0 million in cash for all of the outstanding capital stock of New Oak as of the date of the acquisition. In addition, the Company has reserved 115,619 shares of its common stock for issuance under New Oak's outstanding stock options, which the Company assumed in the acquisition. The total purchase price of $166.9 million was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. This includes an allocation of $15.6 million to goodwill and $0.9 million to other intangible assets, which are being amortized on a straight-line basis over a five year period. Approximately, $146.1 million was allocated to in-process research and development and charged to operations.

   In February 1998, the Company acquired Netsation Corporation (Netsation), a developer of multi-vendor network management tools, based near Research Triangle Park, North Carolina, for $11.8 million in cash, of which $2.9 million was paid to an escrow account for contingent consideration to the founders of Netsation and will be charged to operations over the next two years. The remaining $8.9 million was accounted for as purchase price consideration and was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition. This includes an allocation of $0.9 million to goodwill and $0.1 million to other intangible assets, which are being amortized on a straight-line basis over a five year period. Approximately, $7.9 million was allocated to in-process research and development and charged to operations.

4.  INVESTMENT IN NETSPEAK CORPORATION

   In February 1998, the Company and NetSpeak Corporation (NetSpeak), a developer and marketer of IP telephony technology, entered into a stock purchase agreement whereby the Company purchased 1,334,171 shares of NetSpeak's common stock for approximately $37.6 million, representing a 9% ownership in NetSpeak, on a fully diluted basis.

5. FOREIGN EXCHANGE HEDGING

   The Company had $21.2 million of short-term foreign exchange forward contracts outstanding, which approximated the fair value of such contracts and their underlying transactions at March 28, 1998. These contracts are denominated in Australian, British, Canadian, French, Indian, Indonesian, Italian, Japanese, Mexican, South Korean, Spanish and Singapore currencies. The outstanding contracts have original maturities that do not exceed three months. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at March 28, 1998, were not material. In addition, the Company has not terminated or extinguished any foreign exchange forward contracts. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments.

6. LONG-TERM DEBT

   During the nine months ended March 28, 1998, the Company redeemed and retired $12.0 million of its outstanding convertible subordinated debentures due in May 2003 for cash. The cash used to purchase the debentures was from the Company's operating funds.

7. INCOME TAXES

   The Company's provision for income taxes for the three and nine month periods ended March 28, 1998, is based upon the Company's estimate of the effective tax rate for fiscal year 1998. The Company's effective tax rate for the three and nine month periods ended March 28, 1998, was 34% excluding the effect of the in-process research and development charge which was not deductible for income tax purposes. The Company's accrued income taxes was reduced by a tax benefit from employee stock option transactions of $8.7 million and $42.0 million for the three and nine month periods ended March 28, 1998, respectively, which was credited directly to stockholders' equity.

8. CHANGE IN ACCOUNTING PRINCIPLE

   During the nine months ended March 28, 1998, the Emerging Issues Task Force issued a consensus, Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation (EITF 97-13), effective upon issuance. Under EITF 97-13, substantially all of the costs of business process reengineering activities should be expensed as incurred. Prior to this consensus, the Company capitalized such costs. As a result of this accounting change, the Company recognized a non-cash charge as a cumulative effect of a change in accounting principle of $12.0 million ($18.2 million pre-tax) for the nine month period ended March 28, 1998. This charge represents the expense for such costs covered under this EITF consensus incurred through the date of the consensus. In accordance with EITF 97-13, prior years have not been restated to reflect the change in accounting method.

9. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

   During the nine months ended March 28, 1998, the Emerging Issues Task Force issued a consensus, Accounting for Increased Share Authorizations in an IRS
Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees (EITF 97-12), effective upon issuance. As a result of this new accounting interpretation, the Company incurred a non-cash charge of $2.3 million in the third quarter of fiscal 1998 and the impact on basic and diluted earnings per share is expected to be a charge of approximately $0.01 per share for each fiscal quarter through the fourth quarter of fiscal 1999.

   In addition, there may be changes in accounting interpretations affecting revenue recognition for software that may impact the Company's business. During fiscal 1998, the American Institute of Certified Public Accountants issued Statements of Position (SOPs) 97-2 and 98-4 regarding Software Revenue Recognition. The Company is in the process of evaluating the applicability of the SOPs to its financial statements. If applicable, the SOPs may impact the Company's current revenue accounting practices, and such changes may impact the Company's consolidated financial position, results of operations, or cash flows.

10. EARNINGS PER SHARE

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

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method and dilutive convertible securities using the if-converted method.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ---------         --------     ---------         ---------
                                                 MARCH 28,         MARCH 31,    MARCH 28,         MARCH 31,
(in thousands, except per share amounts)           1998              1997         1998              1997
                                                 ---------         --------     ---------         ---------
                                                         (unaudited)                    (unaudited)
NUMERATOR:
Income (loss) from continuing operations
  before cumulative effect of a change in
  accounting principle                           $(144,166)        $    255     $ (43,365)        $(167,004)
                                                 =========         ========     =========         =========
Numerator for basic and diluted earnings
  per share - income (loss) available to
  common stockholders                            $(144,166)        $    255     $ (43,365)        $(167,004)
                                                 =========         ========     =========         =========

DENOMINATOR:

Denominator for basic earnings per share -
  weighted average shares                          219,106          198,292       213,882           192,893
Effect of dilutive securities:
   Employee stock options                               --            4,787            --                --
                                                 ---------         --------     ---------         ---------
Dilutive potential common shares                        --            4,787            --                --

Denominator for diluted earnings per share -
  adjusted weighted average shares and
  assumed conversions                              219,106          203,079       213,882           192,893
                                                 =========         ========     =========         =========

Basic earnings (loss) per share                  $   (0.66)        $     --     $   (0.20)        $   (0.87)
                                                 =========         ========     =========         =========

Diluted earnings (loss) per share                $   (0.66)(1)     $     --     $   (0.20)(1)     $   (0.87)(1)
                                                 =========         ========     =========         =========

(1) Diluted earnings per share does not reflect any potential shares relating to employee stock options or convertible debentures since a loss was reported for the period, in accordance with SFAS 128. The assumed issuance of any additional shares would be anti-dilutive.

   For additional disclosure regarding employee stock options, see Note 6 in the Company's 1997 Annual Report on Form 10K.

   Diluted earnings per share for the three and six month periods ended December 27, 1997, as reported in the Company's fiscal 1998 second quarter Form 10Q, incorrectly assumed conversion of the outstanding convertible debentures. Although not material to the Company, this represents a decrease of $0.01 per share from the previously reported diluted earnings per share from continuing operations before cumulative effect of a change in accounting principle and the previously reported diluted earnings per share from net income. The restated diluted earnings per share amounts are as follows: income from continuing operations before cumulative effect of a change in accounting principle - diluted earnings per share is $0.27 and $0.45 for the three and six month periods ended December 27, 1997, respectively; and net income - diluted earnings per share is $0.21 and $0.40 for the three and six month periods ended December 27, 1997, respectively.

11. SIGNIFICANT CUSTOMERS

   One reseller customer accounted for 13.2% and another reseller customer accounted for 10.0% of the Company's revenue in the three month period ended March 28, 1998, and the same two resellers combined accounted for 21.0% (10.5% each) of the Company's revenue for the nine month period ended March 28, 1998. No one reseller customer accounted for more that 10% of the Company's revenue in the three or nine month periods ended March 31, 1997.

12. SUBSEQUENT EVENT

    In April 1998, the Company held a special meeting of the stockholders and approved the following employee benefit plans and other matters: an increase in the maximum number of shares that may be issued under the Company's 1994 Employee Stock Purchase Plan by 2,000,000 shares; adoption of the Company's 1998 Employee Stock Purchase Plan; and an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of the Company's Common Stock authorized for issuance by 100,000,000 shares.

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

RESULTS OF OPERATIONS

   Revenue. Revenue was $547.2 million for the third quarter of fiscal 1998 as compared to $512.9 million for the third quarter of fiscal 1997, an increase of 6.7%. For the first nine months of fiscal 1998 and fiscal 1997, revenue was $1,793.4 million and $1,550.1 million, respectively, an increase of 15.7%. The growth in both periods resulted primarily from increased sales of the Company's switching products, service offerings, and remote access products. The Company experienced a significant growth in sales of its switching products, due to the positive customer response to several new switching products introduced over the past year, and market acceptance of the Company's product offerings as a single source of open, standards-based technology. Revenue from switching products accounted for 31% of the Company's total revenue in the third quarter of fiscal 1998, more than any other single product category. However, revenue for the third quarter of fiscal 1998 decreased by $97.7 million or 15.2%, compared to revenue of $644.9 million in the second quarter of fiscal 1998. Sales decreased from the second quarter of fiscal 1998 in all principal product categories. This decline is primarily a result of weaker demand in the industry segments that the Company serves, combined with a seasonally slow quarter, competitive pricing actions taken by the Company on workgroup switches, and longer customer purchase decision cycles.

   International revenue increased 13.0% to $204.8 million for the third quarter of fiscal 1998, as compared to $181.3 million for the comparable period of the prior year. International revenue represented approximately 37.4% and 35.3% of total revenue for the third quarter of fiscal 1998 and fiscal 1997, respectively. For the first nine months of fiscal 1998, international revenue increased 25.1% to $678.0 million, as compared to $541.8 million for the comparable period of the prior year. International revenue represented approximately 37.8% and 35.0% of total revenue for the first nine months of fiscal 1998 and 1997, respectively. The current year to date growth in international revenue primarily occurred in Europe due to improved international standards-based switching and routing products along with the strengthening of distribution channels. However, this growth was partially offset by the effects of the economic turmoil in the Asia/Pacific markets, resulting in a reduction of capital expenditures by businesses located in these regions. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. The effects of foreign exchange rate fluctuations may adversely affect the Company's operating results in future periods. For a description of additional risks related to foreign markets, see the section entitled "Risk Factors that May Affect Future Results." Revenue in past periods may not be indicative of future revenue, which may be affected by other factors discussed elsewhere herein, as well as other business environment and risk factors.

   Gross Profit. Gross profit increased by $3.6 million or 1.4% to $256.3 million or 46.8% of revenue for the third quarter of fiscal 1998, from $252.7 million or 49.3% of revenue for the comparable period of the prior year. For the first nine months of fiscal 1998, gross profit increased by $139.4 million or 18.5% to $894.5 million or 49.9% of revenue from $755.1 million or 48.7% of revenue for the comparable period of the prior year. The gross profit increase in absolute dollars for both periods is attributable to increased unit sales of the Company's products, driven by the introduction of new products and enhancements to existing products. The gross profit percentage increase for the first nine months of fiscal 1998 was a result of the introduction of products designed with lower manufacturing costs and management's initiation of cost reduction programs on existing products. However, gross profit decreased by $75.5 million or 22.8% during the third quarter from the second quarter of fiscal 1998 which was primarily attributable to competitive price reductions, additional price protection granted to the distribution channels, lower sales volume, and a less favorable product mix shift towards lower margin products. Despite the focus on lower manufacturing costs and cost reduction programs, there can be no assurance that changes in material, labor costs and distribution channels will not have an adverse effect on gross profit percentages in the future. For a description of additional risks which may impact gross profit, see the section entitled "Risk Factors that May Affect Future Results."

   Research and Development. Research and development expenses for the third quarter of fiscal 1998 increased 23.5% to $90.5 million from $73.3 million for the comparable period of the prior year. As a percentage of revenue, expenses were 16.5% in the third quarter of fiscal 1998 and 14.3% in the comparable period of the prior year. Research and development expenses for the first nine months of fiscal 1998 increased 32.5% to $260.7 million from $196.8 million for the comparable period of the prior year. As a percentage of revenue, expenses were 14.5% for the current fiscal year to date compared to 12.7% in the comparable period in the prior year. The increase in both absolute dollars and as a percentage of revenue relates to the costs associated with the addition of research and development personnel through hiring and business acquisitions, costs associated with acquisitions of businesses in the process of developing technologies, costs of prototypes and depreciation of equipment used in the development of new products and product enhancements, partially offset by a decline in outside service fees. The Company believes that continued investment in research and development is vital to the Company's future success. The Company plans to maintain research and development spending as a percentage of revenue in order to pursue a broad range of new products needed for timely product introductions to the market. As a result of the Company's research and development efforts and acquisitions of development-stage businesses, new product sales accounted for 55.2% and 53.6% of revenue for the three and nine month periods ended March 28, 1998, respectively, compared to 40.5% and 46.2% of revenue for the comparable periods in the prior year.

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

   Sales and Marketing. Sales and marketing expenses for the third quarter of fiscal 1998 increased 5.0% to $136.0 million, from $129.5 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased to 24.8% for the third quarter of fiscal 1998, from 25.3% in the comparable period of the prior year. For the first nine months of fiscal 1998, sales and marketing expenses decreased 0.2% to $408.3 million, from $409.2 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased to 22.8% for the current fiscal year to date compared to 26.4% for the comparable period of the prior year. The decreases as a percentage of revenue for both periods are primarily attributable to improved sales force productivity and utilization of facilities. The increase in absolute dollars in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 is due primarily to an increase in headcount, travel related expenses and costs associated with product branding and other marketing programs, partially offset by a decline in outside service fees. While it is management's intent to control discretionary spending, in the future, sales, marketing and customer support expenses may vary in absolute dollars or as a percentage of revenue to effectively market Bay Networks and its products to the public.

   General and Administrative. General and administrative expenses for the third quarter of fiscal 1998 increased 28.2% to $25.8 million from $20.1 million in the comparable period of the prior year. As a percentage of revenue, expenses increased to 4.7% for the third quarter of fiscal 1998, from 3.9% in the comparable period of the prior year. The increase in absolute dollars and as a percentage of revenue is primarily due to expenditures associated with personnel costs, including new hires and college recruiting programs, travel related expenses and outside service fees. General and administrative expenses for the first nine months of fiscal 1998 increased 13.6% to $75.1 million, from $66.1 million in the comparable period of the prior year. As a percentage of revenue, expenses decreased slightly to 4.2% for the current fiscal year to date compared to 4.3% for the comparable period of the prior year. The increase in absolute dollars for the first nine months of fiscal 1998 is a result of expenditures associated with personnel costs to support the infrastructure of the Company's global business strategy. The slight decline in expenses as a percentage of revenue for the first nine months of fiscal 1998 is due to improved utilization of facilities.

   In-Process Research and Development. During the nine month period ended March 28, 1998, the Company acquired two businesses for an aggregate total of $175.8 million. Of the aggregate purchase price, $154.0 million was allocated to in-process research and development related to internetworking technologies and charged to operations.

   Also, during the nine month period ended March 28, 1998, under the terms of the NetICs fiscal 1997 acquisition agreement, the Company would pay an additional purchase price consideration of $8 million for certain commitment targets associated with revenue milestones achieved by NetICs prior to December 1997. The revenue milestones were achieved during the first half of fiscal 1998 and as a result, $7.4 million of the additional consideration was allocated to in-process research and development and charged to operations. The remaining $0.6 million was allocated to intangible assets, which are being amortized on a straight-line basis over a five year period. This treatment is consistent with the Company's previous purchase price allocation related to the acquisition of NetICs. During the third quarter of fiscal 1998, the Company paid the additional consideration of $8 million.

   Net Interest Income and Other. Net interest income and other increased 283.4% to $10.9 million for the third quarter of fiscal 1998, compared to $2.8 million for the comparable period of the prior year and increased as a percentage of revenue to 2.0% in the third quarter of fiscal 1998 from 0.6% in the comparable period in the prior year. Current fiscal year to date, net interest income and other increased 102.2%, to $28.6 million compared to $14.2 million for the comparable period of the prior year and increased as a percentage of revenue to 1.6% in the first nine months of fiscal 1998 from 0.9% in the first nine months of fiscal 1997. The increase in interest income was primarily due to higher average invested cash and investment balances which yielded more interest income in the third quarter and the first nine months of fiscal 1998, compared to the comparable periods in the prior year. The increase in the invested cash and investment balances during the third quarter and the first nine months of fiscal 1998 resulted primarily from increased profitability from the Company's operations and increased stock option exercise activity during the respective periods. The overall net interest income and other increase was partially offset by the continued strengthening of the U.S. dollar which impacted foreign exchange losses resulting from the translation of the parent company's accounts receivable from international subsidiaries from the local currency to the U.S. dollar. However, the impact from foreign exchange losses was mitigated by the Company's foreign exchange hedging activities.

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:
(in thousands, except interest rates)

                                                                        FY 2002 &                FAIR VALUE AT
                          FY 1998     FY 1999     FY 2000    FY 2001    THEREAFTER     TOTAL     MARCH 28,1998
                         ---------   ---------   ---------   --------    --------    ---------     ---------
Cash Equivalents         $ 313,435   $     --    $      --   $     --    $     --    $ 313,435     $ 314,212
 Average Interest Rate        5.52%        --           --         --          --         5.52%
Investments              $ 113,078   $ 248,319   $ 144,603   $ 45,245    $ 26,793    $ 578,038     $ 576,600
 Average Interest Rate        5.36%       5.54%       5.42%      4.89%       5.79%        5.45%
Total Portfolio          $ 426,513   $ 248,319   $ 144,603   $ 45,245    $ 26,793    $ 891,473     $ 890,812
 Average Interest Rate        5.46%       5.54%       5.42%      4.89%       5.79%        5.47%

   Impact of Foreign Currency Rate Changes. During the first nine months of fiscal 1998, most currencies in Europe and Asia/Pacific continued to be weak against the U.S. dollar. Consequently, the translation of the parent company's intercompany receivables had a negative impact, although not material, on the consolidated results of the Company. Foreign exchange forward contracts are purchased to hedge certain intercompany foreign currency denominated balance sheet positions. These financial instruments may minimize the risks that would otherwise result from changes in foreign currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results for the third quarter of fiscal 1998 or the first nine months of fiscal 1998.

   Foreign Exchange Hedging. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on intercompany foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $21.2 million of short-term foreign exchange forward contracts denominated in Australian, British, Canadian, French, Indian, Indonesian, Italian, Japanese, Mexican, South Korean, Spanish and Singapore currencies which approximated the fair value of such contracts and their underlying transactions at the end of the third quarter of fiscal 1998. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the third quarter and the first nine months of fiscal 1998 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

   The following table provides information about the Company's foreign exchange forward contracts at the end of the third quarter of fiscal 1998. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the third quarter of fiscal 1998.

Short-Term Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Intercompany Receivables:

                                                                                    FORWARD
                                         CONTRACT        MATURITY      CONTRACT    POSITION IN
(in thousands, except contract rates)  DATE IN 1998    DATE IN 1998      RATE      U.S.DOLLARS
                                       ------------    ------------      ----      -----------
Australian Dollar                      February 12       April 17       1.4843       $ 4,379
Australian Dollar                         March 18         May 20       1.5066       $ 1,328
British Pound Sterling                    March 18       April 20        1.667       $ 1,250
Canadian Dollar                        February 12       April 17        1.436       $ 1,740
French Francs                          February 17       April 20        6.103       $ 4,096
Indian Rupee                              March 12        June 17        41.25       $ 1,818
Indonesian Rupiah                         March 12       April 16     10,570.0       $   331
Italian Lira                           February 12       April 17      1,787.7       $   305
Japanese Yen                           February 17       April 20        125.8       $ 2,782
Mexican Peso                              March 18         May 20        8.820       $   907
Singapore Dollar                           March 4        April 9       1.6610       $   722
South Korean Won                       February 13       April 20      1,659.0       $   915
Spanish Peseta                            March 18         May 20       154.72       $   646

   Income Taxes. The Company's effective income tax rate for the three and nine month periods ended March 28, 1998, was 34.0% compared to 36.5% for the comparable periods in the prior year, respectively, excluding the effect of the in-process research and development charge which was not deductible for income tax purposes. The decrease in the effective income tax rate was primarily due to the reinstatement of the federal research and development tax credits. The Company does not anticipate any material change to the effective tax rate for the remainder of fiscal 1998.

   Change in Accounting Principle. During the nine months ended March 28,1998, the Emerging Issues Task Force issued a consensus, Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation (EITF 97-13), effective upon issuance. Under EITF 97-13, substantially all of the costs of business process reengineering activities should be expensed as incurred. Prior to this consensus, the Company capitalized such costs. As a result of this accounting change, the Company recognized a non-cash charge as a cumulative effect of a change in accounting principle of $12.0 million ($18.2 million pre-tax) for the nine month period ended March 28, 1998. This charge represents the expense for such costs covered under this EITF consensus incurred through the date of the consensus. In accordance with EITF 97-13, prior years have not been restated to reflect the change in accounting method.

   Effect of New Accounting Pronouncements. During the nine months ended March 28, 1998, the Emerging Issues Task Force issued a consensus, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees (EITF 97-12), effective upon issuance. As a result of this new accounting interpretation, the Company incurred a non-cash charge of $2.3 million in the third quarter of fiscal 1998 and the impact on basic and diluted earnings per share is expected to be a charge of approximately $0.01 per share for each fiscal quarter through the fourth quarter of fiscal 1999.

   In addition, there may be changes in accounting interpretations affecting revenue recognition for software that may impact the Company's business. During fiscal 1998, the American Institute of Certified Public Accountants issued Statements of Position (SOPs) 97-2 and 98-4 regarding Software Revenue Recognition. The Company is in the process of evaluating the applicability of the SOPs to its financial statements. If applicable, the SOPs may impact the Company's current revenue accounting practices, and such changes may impact the Company's consolidated financial position, results of operations, or cash flows.

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

   The Company has initiated a Year 2000 product compliance policy to ensure its products are Year 2000 compliant. The Company provides up-to-date information on product compliance to its customers in the market place through its external web site. Products available for sale since January 1997 are warranted to comply with Year 2000 requirements as defined under the Company's "Year 2000 Compliance Definitions" listed on its external web site.

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

   European Monetary Unit. The Company's sales to European customers are primarily U.S. dollar based. However, the Company does recognize the emergence of a new monetary unit and the potential importance of such a new monetary unit to its customers residing in the European union. The Company's information systems are capable of functioning in multiple currencies. The Company has embarked on system changes to make all infrastructures capable of operations in the European Monetary Unit. Although not material, the Company does expect to incur additional expenses for these system changes. The Company does not expect any disruption in operations due to the European Monetary Unit implementation.

LIQUIDITY AND CAPITAL RESOURCES

   Cash generated from operating activities was $227.9 million for the first nine months of fiscal 1998, compared to $277.1 million for the comparable period of the prior year. Cash provided by operations decreased from the prior period primarily due to increases in accounts receivable and inventory, partially offset by an increase in accrued expenses. Accounts receivable increased to $328.7 million at March 28, 1998, from $277.9 million at June 30, 1997. This increase is primarily a result of a non-linear shipment pattern during the third quarter of fiscal 1998. Days sales outstanding in receivables increased to 55 days at the end of the third quarter of fiscal 1998, from 47 days as of the end of fiscal 1997. Days sales outstanding may continue to vary, due to, among other things, linearity of product shipments and collections, and increased international sales. The increase in inventory from June 30, 1997 is due to lower than planned shipments at the end of the third quarter of fiscal 1998 and an increase in service and evaluation units.

   During the current fiscal year to date, the Company invested $107.0 million in capital expenditures. Major capital expenditures included investments in property and equipment and improvements to the Company's information technology systems required to support the Company's operations. During the first nine months of fiscal 1998, the Company purchased property in Massachusetts and Ireland for a total purchase price of $5.2 million and the total purchase price for each property was allocated to the assets on the basis of their relative fair market values. In addition, the Company acquired two businesses with cash portions of the purchase consideration, aggregating approximately $25.4 million, the Company purchased stock in NetSpeak for approximately $37.6 million, and the Company paid additional purchase price consideration of $8 million related to the acquisition of NetICs. During the first nine months of fiscal 1997, the Company invested $128.1 million in capital expenditures and acquired three businesses with cash portions of the purchase consideration, aggregating approximately $102.5 million.

   Cash provided by financing activities was $107.4 million in the first nine months of fiscal 1998, compared to $14.1 million in the first nine months of fiscal 1997. The cash provided by financing activities during the first nine months of fiscal 1998 consisted primarily of cash received in connection with the issuance of stock under the Company's stock option plan, partially offset by the retirement of debt. In November 1997, the Company repurchased and retired $12.0 million of its outstanding convertible subordinated debentures for cash. The cash used to purchase the debentures was from the Company's operating funds. Cash provided by financing activities during the first nine months of fiscal 1997 consisted primarily of cash received in connection with the issuance of stock under the Company's stock option plan, offset by the Company's purchase of treasury stock on the open market and the payment of short-term borrowings related to the acquisition of Penril DSP.

   As of March 28, 1998, the Company had $98.0 million of convertible subordinated debentures outstanding, which mature in May 2003. The debentures are convertible at the option of the holder into the Company's common stock. The debentures are redeemable at the option of the Company, initially at approximately 103.7% and at decreasing prices thereafter to 100% at maturity. Looking forward, the Company's management may decide to repurchase a portion or all of the debentures in the open market. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the repurchase of the debt.

   As of March 28, 1998, cash and short- and long-term investments totaled $935.0 million, compared to $781.5 million at June 30, 1997. The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months.

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

   Risks Related to Sales. Value added reseller (VAR) and distributor networks represent an important part of the Company's overall sales and distribution strategy. While the Company is not dependent on any single VAR or distributor, the loss of, or changes in the relationship with or performance by, several VARs or distributors nevertheless may have a material adverse effect on the Company's revenue and results of operations.

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

   Risks Related to Intellectual Property Rights. The Company relies upon a combination of patents, copyrights, trademarks and trade secrets to establish and protect intellectual property rights in its products and technology. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology, or that the Company's competitors will not develop superior technologies. From time to time, it may be necessary or desirable for the Company to enter into technology licenses, strategic alliances and cooperative marketing efforts with others. There can be no assurance that the Company will be able to consistently secure third-party rights necessary to offer competitive products.

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

   Risks Related to Foreign Markets. Economic and political instability in foreign markets may adversely affect the Company's operations and its resellers in those markets. Due to the recent currency devaluation in the Asian markets, the Company's exposure to foreign currency fluctuations may increase if the global economic environment fails to improve. Weaker foreign currency values relative to the U.S. dollar may render the Company's products relatively more expensive to customers in a particular country and may lead to a reduction in sales or profitability in that country, or result in foreign exchange losses on the conversion to U.S. dollars of foreign currency accounts receivable resulting from international operations. In addition, the weakening of certain non-U.S. currencies may impair customers' ability to repay existing obligations. These risks may have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Investment Portfolio" and "Foreign Exchange Hedging" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and "Foreign Exchange Hedging" in Note 5 of the Notes to Condensed Consolidated Financial Statements. Such information is incorporated herein.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        (c)  RECENT SALES OF UNREGISTERED SECURITIES

        In January 1998, the Company acquired all of the outstanding shares of New Oak Communications, Inc. (New Oak), pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into New Oak in exchange for 5,093,551 shares of the Company's common stock and $23.0 million in cash. Such shares were not registered under the Securities Act of 1933 as amended (the 1933
Act) in reliance upon the exemptions provided by Section 4(2) of the 1993 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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


                                        BAY NETWORKS, INC.




                                        By   /s/ Rob G. Seim
                                             --------------------------------
                                             Rob G. Seim
                                             Vice President and
                                             Corporate Controller
                                             (Authorized Officer and
                                             Principal Accounting Officer)



Date:  May 8, 1998

                                  EXHIBIT INDEX

    EXHIBIT NO.                          DESCRIPTION
    -----------                          -----------
        3.1      Restated Certificate of Incorporation of the Registrant.

        3.2 Bylaws of the Registrant, as amended and restated, which is incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-4 (File No.
                 33-83946) filed with the Securities and Exchange Commission on September 14, 1994.

        3.3      Certificate of Amendment of the Restated Certificate of
                 Incorporation, dated April 24, 1998.

        4.1      Rights Agreement dated as of February 7, 1995, between the
                 Registrant and The First National Bank of Boston, which is incorporated herein by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated February 7, 1995.

       10.5* Amended and Restated 1994 Employee Stock Purchase Plan, as amended on April 24, 1998.

       10.32*    1998 Employee Stock Purchase Plan, effective April 24, 1998.

       10.33* Sign-On Stock Option Agreement with David L. House, Chairman of the Board, President and Chief Executive Officer, effective
                 October 29, 1996.

       10.34*    Employee Agreement with Ralph R. Russo, Executive Vice
                 President of Operations, dated October 3, 1997.

       10.35*    Executive Retention and Severance Plan, effective January 27,
                 1998.

       10.36*    Executive Retention and Severance Agreement with David L.
                 House, Chairman of the Board, President, and Chief Executive
                 Officer, effective January 27, 1998.

       10.37*    Executive Retention and Severance Agreement with David J.
                 Rynne, Executive Vice President and Chief Financial Officer, effective January 27, 1998.

       10.38*    Form of the Executive Retention and Severance Agreement.

       10.39*    Form of the Officer Retention and Severance Agreement.

       11        Statement Regarding Computation of Per Share Earnings

       27.1      Financial Data Schedule - Nine Months Ended March 28, 1998.

       27.2      Financial Data Schedule - Six Months Ended December 27, 1997.

       27.3      Financial Data Schedule - Three Months Ended September 27,
                 1997.

       27.4      Financial Data Schedule - Fiscal Year Ended June 30, 1997.

       27.5      Financial Data Schedule - Nine Months Ended March 31, 1997.

       27.6      Financial Data Schedule - Six Months Ended December 31, 1996.

       27.7      Financial Data Schedule - Three Months Ended September 30,
                 1996.

       27.8      Financial Data Schedule - Fiscal Year Ended June 30, 1996.

* Indicates compensatory plan or arrangement.